Form 10-Q
period 2024-09-30
Range Capital Acquisition Corp.
filed 2025-01-24
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 30
, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:
001-42448

Range Capital Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 Main Street
Cold Spring Harbor
New York 11724
(Address of principal executive offices)
(631)
246-0360
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	RANGU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	RANG	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	RANGR	The Nasdaq Stock Market LLC
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of January 24, 2025, there were
16,037,500
ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2024
(Unaudited)

Assets
Current assets
Cash	$23,679

Total current assets	23,679
Deferred offering costs	1,637,734

Total Assets	$1,661,413

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued offering costs	$98,013
Accrued expenses	7,068
Promissory note - related party	20,720

Total Liabilities	125,801

Commitments and Contingencies
Shareholders’ Equity
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,100,000 shares issued and outstanding (1)(2)	410
Additional paid-in capital	1,562,990
Accumulated deficit	(27,788)

Total Shareholders’ Equity	1,535,612

Total Liabilities and Shareholders’ Equity	$1,661,413

(1)
Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (See Notes 5 and 7). On January 3, 2025, the underwriters exercised their over-allotment option and as of such date, 500,000 shares were no longer subject to forfeiture.

(2)
Subsequently on November 14, 2024, Range Capital Acquisition Sponsor, LLC (the “Sponsor”) surrendered 479,167 Founder Shares for no consideration and EarlyBirdCapital, Inc. (“EBC”) surrendered 133,333 EBC founder shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

Formation and operating costs	$27,788

Net loss	$(27,788)

Basic and diluted weighted average shares outstanding (1)(2)	4,100,000

Basic and diluted net loss per share	$(0.01)

(1)
Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (See Notes 5 and 7). On January 3, 2025, the underwriters exercised their over-allotment option and as of such date, 500,000 shares were no longer subject to forfeiture.

(2)
Subsequently on November 14, 2024, Range Capital Acquisition Sponsor, LLC (the “Sponsor”) surrendered 479,167 Founder Shares for no consideration and EarlyBirdCapital, Inc. (“EBC”) surrendered 133,333 EBC founder shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shareholders	Capital	Deficit	Equity
Balance — July 24, 2024 (Inception)	—	$—	$—	$—	$—	$—
Ordinary shares issued to Sponsor (1)(2)	3,833,333	383	(25,000)	24,617	—	—
Ordinary shares issued to underwriter	266,667	27	—	1,538,373	—	1,538,400
Collection of stock subscription receivable from shareholder	—		25,000	—	—	25,000
Net loss	—	—	—	—	(27,788)	(27,788)

Balance – September 30, 2024 (unaudited)	4,100,000	$410	$—	$1,562,990	$(27,788)	$1,535,612

(1)
Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (See Notes 5 and 7). On January 3, 2025, the underwriters exercised their over-allotment option and as of such date, 500,000 shares were no longer subject to forfeiture.

(2)
Subsequently on November 14, 2024, Range Capital Acquisition Sponsor, LLC (the “Sponsor”) surrendered 479,167 Founder Shares for no consideration and EarlyBirdCapital, Inc. (“EBC”) surrendered 133,333 EBC founder shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(27,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	7,068

Net cash used in operating activities	(20,720)
Cash Flows from Financing Activities:
Proceeds from share subscription receivable from shareholder	25,000
Proceeds from Issuance of Representative shares	2,319
Proceeds from promissory note – related party	20,720
Payment of offering costs	(3,640)

Net cash provided by financing activities	44,399
Net Change in Cash	23,679
Cash – Beginning of period	—

Cash – End of period	$23,679

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$98,013

Fair Value of EBC founder shares charged to Deferred offering costs	$1,536,081

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
Range Capital Acquisition Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry or geographic region that can benefit from the expertise and capabilities of the Company’s management team.
As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on December 19, 2024. On December 23, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Range Capital Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $4,000,000.
On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units (each, an “Option Private Placement Units”) to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.
Transaction costs amounted to $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company intends to only complete a Business Combination if the post- Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and Option Units, and a portion of the net proceeds from the sale of the Private Placement Units and Option Private Placement Units, was placed in the trust account (“Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), ordinary shares included in the Private Placement Units (“Private Shares”) and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC founder shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC founder shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any Public Shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial B usiness Combination.
The Compan
y has until 18 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it would receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 20, 2024, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on December 31, 2024. The interim results for the period from July 24, 2024 through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Liquidity
In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
“Going Concern,” as of September 30, 2024, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that following the December 23, 2024 consummation of the Company’s Initial Public Offering, together with the promissory note (see Note 5), that the Company has sufficient funds for working capital needs until the earlier of the consummation of the Initial Public Offering or a minimum of one year from the date of issuance of these unaudited condensed financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $23,679 in cash and no cash equivalents as of September 30, 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering, on December 23, 2024.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement
,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that
are-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of Initial Public Offering on December 23, 2024. As of September 30, 2024 there are no derivative financial instruments.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Share Rights
The Company accounts for the Public Rights (as defined in Note 3) and Private Rights (as defined in Note 4) issued in connection with the Initial Public Offering on December 23, 2024, and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.
Net Loss per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Notes 5 and 7). At September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on December 23, 2024, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth
of one ordinary share upon completion of an initial Business Combination. On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 Option Units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025.
NOTE 4. PRIVATE PLACEMENTS
Simultaneously with Initial Public Offering, the Sponsor and EBC and/or their designees purchased an aggregate of 400,000 Private Placement Units (300,000 Private Placement Units to be purchased by the Sponsor and 100,000 Private Placement Units to be purchased by EBC and its designees) at a price of $10.00 per Private Placement Units from the Company in a private placement, generating gross proceeds of $4,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 Option Private Placement Units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000. Each Unit consists of one ordinary share, and one right (“Private Right”), with each Private Right entitling the holder to receive one-tenth
of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.
NOTE 5. RELATED PARTIES
Founder Shares and EBC Founder Shares
On August 27, 2024, the Company issued 4,312,500 ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Company received payment for the Founder Shares in September 2024. On November 14, 2024, the Sponsor surrendered 479,167 Founder Shares for no consideration, resulting in the Sponsor holding 3,833,333 Founder Shares. Up to 500,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.
Upon the closing of the Initial Public Offering, the Founder Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. Pursuant to such escrow arrangement, the Founder Shares may not, subject to limited exceptions, be transferred, assigned, sold or released from escrow until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
On August 27, 2024, the Company issued to EBC 400,000 ordinary shares (“EBC founder shares”) for a purchase price of approximately $0.006 per share and an aggregate purchase price of $2,319. The Company received payment for the EBC founder shares in September 2024. On November 14, 2024, EBC surrendered 133,333 EBC founder shares for no consideration, resulting in EBC holding 266,667 EBC founder shares. The Company estimated the fair value of the EBC founder shares to be $1,538,400, or $3.846 per share. Accordingly, $1,536,081 (the total $1,538,400 fair value less $2,319 paid by EBC) was recorded as a deferred offering costs with a corresponding increase in additional paid-in
capital. The Company established the initial fair value for the EBC founder shares on August 27, 2024, the date of the issuance, using a calculation prepared by a third party valuation firm which takes into consideration a discount for lack of

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

marketability calculation of 1.6%, volatility of 5.3%, a risk free rate of 3.99% and restricted term in years of 1.69. The EBC founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination (assumed to be 44%, based on market data from 2021 through 2023 of similar entities who have settled versus completed a business combination), the probability, at the time of determination, of the initial public offering (assumed to be 90%, based on management assumptions and an overview of market data), and other risk factors. EBC has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering.
The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up
for a period of 180 days immediately following the date of the effectiveness of the Initial Public Offering Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of September 30, 2024, the Company had borrowed $20,720 under the promissory note.
Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2024, no such Working Capital Loans were outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, EBC founder shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full by the underwriters on December 31, 2024, and the over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 units to the Sponsor and EBC. at a price of $10.00 per Private Placement Unit, generating gross proceeds of $375,000.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, on December 23, 2024. The underwriters were entitled to a cash underwriting discount of $0.20 per Option Unit, or $300,000 in the aggregate, which was paid at the closing of the over-allotment option, on January 3, 2025.
Business Combination Marketing Agreement
Pursuant to a business combination marketing agreement entered into in connection with the Initial Public Offering, the Company has engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, provided that 1.0% (of the 3.5%) shall be paid to EBC in proportion to the amount of capital retained in the Trust Account following the initial Business Combination. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom the Company completes the Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.
NOTE 7. SHAREHOLDERS’ EQUITY
Preferred Shares
 — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024, there were no preference shares issued or outstanding.
Ordinary Shares
— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of September 30, 2024, there were 4,100,000 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares), and (ii) 266,667 EBC founder shares.
Rights
— Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth
(1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth
(1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On November 14, 2024, the Sponsor surrendered 479,167 Founder Shares for no consideration and EBC surrendered 133,333 EBC founder shares for no consideration. All share and per share information has been retrospectively presented.
On November 14, 2024, the Sponsor transferred 125,000 Founder Shares to director nominees and special advisors to the Company. The sale of the Founders Shares to the Company’s director’s nominees and special advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 125,000 shares granted to the Company’s director’s nominees and special advisors was $477,500 or $3.82 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the issuance date of these financial statement, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
On December 10, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor, a significant stockholder of the Company, which was permitted to be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated August 23, 2024, made by the Company in favor of the Sponsor in the principal amount of up to $150,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note was merged into and evidenced by the Note. The Note did not bear interest and the principal balance was payable on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummated its Initial Public Offering (such date, the “Maturity Date”).
On December 23, 2024, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Unit at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and “EBC, generating gross proceeds of $4,000,000.
On December 23, 2024 in connection with the closing of the Initial Public Offering, the Company paid EBC a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate.
On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.
On January 8, 2025, the Company issued a press release, announcing that the holders of the Company’s public units may elect to separately trade the ordinary shares and rights included in such units commencing on January 13, 2025. Those public units that are not separated continue to trade on the Nasdaq Global Market under the symbol “RANGU” and the ordinary shares and rights that are separated are trading on the Nasdaq Global Market under the symbols “RANG” and “RANGR,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Range Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Range Capital Acquisition Sponsor, LLC, and references to “EBC” refers to EarlyBirdCapital, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 24, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 24, 2024 (inception) through September 30, 2024, we had net loss of $27,788, which consisted of formation and operating costs.

Liquidity and Capital Resources

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on December 23, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 400,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the initial Public Offering, generating gross proceeds of $4,000,000.

Following the Initial Public Offering and the close of the over-allotment option on January 3, 2025, a total of $115,575,000 was placed in the trust account (the “Trust Account”). We incurred $4,203,522 of offering costs, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.

On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units (the “Option Private Placement Units”) to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer (the “Certifying Officer”), or person performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 23, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Units, generating gross proceeds of $100,000,000. Each Unit consists of one ordinary share and one right, entitling the holder to receive one-tenth
of one ordinary share upon completion of an initial Business Combination.
Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters, purchased an aggregate of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement generating gross proceeds of $4,000,000.
On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 Option Units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.
Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate of $115,575,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.
We paid a total of $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
On December 10, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor, a significant stockholder of the Company, which was permitted to be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated August 23, 2024, made by the Company in favor of the Sponsor in the principal amount of up to $150,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note was merged into and evidenced by the Note. The Note did not bear interest and the principal balance was payable on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummated its Initial Public Offering (such date, the “Maturity Date”).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date: January 24, 2025	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)