Form 10-K
period 2024-12-31
Range Capital Acquisition Corp.
filed 2025-03-31
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-42448

RANGE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
44 Main Street
Cold Spring Harbor
New York 11724
(Address of principal executive offices)
(Zip Code)
(631)
246-0360
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one Ordinary Share and one Right	RANGU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	RANG	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	RANGR	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes ☒  No ☐
The registrant was
not
a public company as of June 30, 2024 and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
as of such date.
As of March
27
, 2025, there were 16,037,500 ordinary shares, $
0.0001
par value, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

Overview

Range Capital Acquisition Corp. (the “Company”) is a blank check company incorporated on July 24, 2024, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout this Annual Report as our “business combination,” “Business Combination,” or “initial business combination,” with one or more businesses or entities, which we refer to throughout this Annual Report as a “target business” or “target businesses.” We are not limited to target businesses in any specific industry or geographic location. We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. However, we have not selected any specific target business and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination with us.

We may retain all of our available funds and any future earnings following an initial business combination to fund the development and growth of our business. As a result, we may not pay any cash dividends in the foreseeable future. We believe our management team is well positioned to identify opportunities offering attractive risk- adjusted returns and that our professional contacts and transaction sources, ranging from industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants, in addition to the geographical reach of our management team and their affiliates, will enable us to pursue a broad range of opportunities.

On December 23, 2024, we consummated our initial public offering (the “Initial Public Offering”) of 10,000,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 private placement units at a price of $10.00 per unit in a private placement to Range Capital Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $4,000,000. On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on January 3, 2025, we consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.

Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account (the “Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

Recent Developments

On January 8, 2025, the Company issued a press release, announcing that the holders of the Company’s public units may elect to separately trade the ordinary shares and rights included in such units commencing on January 13, 2025. Those public units that are not separated continue to trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “RANGU” and the ordinary shares and rights that are separated are trading on the Nasdaq Global Market under the symbols “RANG” and “RANGR,” respectively.

Our Competitive Strengths

We seek to capitalize on the strengths of a generalist outlook, entrepreneurial experience, and long-term value orientation to navigate dynamic markets in seeking an initial business combination. Our team, led by Tim Rotolo, our Chairman, Chief Executive Officer and Chief Financial Officer, intends to employ an agile approach to identify and invest in undervalued assets in capital constrained markets with structural dislocations. Mr. Rotolo has experience extending across multiple ventures, including his roles as founder and CEO of Lloyd Harbor Capital Management., a SEC investment advisor with approximately $400 million in AUM as of December 31, 2023, CEO and Founder of Range Fund Holdings, a dedicated investment platform for ETF asset managers and founder of North Shore Indices, Inc. which launched URNM, a uranium mining ETF in 2019. URNM raised over $1 billion before its acquisition by Sprott Asset Management in 2022. Mr. Rotolo is currently the Chairman of Premier American Uranium, a business incubated inside of a hedge fund he co-founded. Mr. Rotolo led the company through its initial public offering in Canada. Once public, Mr. Rotolo led the company as its CEO until he announced the company’s acquisition of American Future Fuel, at which time he stepped down as CEO.

We plan to prioritize early entry into niche markets that are overlooked or out-of-favor to leverage our unique insights and creative strategies. We believe our competitive strengths include the following:

•

Generalist Approach: We believe that generalists have the strategic advantage of being more agile, more creative, and seeing broad connections that are less apparent to specialized peers. Unconstrained to a specific strategy or industry, we intend to seek opportunities in capital constrained sectors with limited competition for assets and allocate capital dynamically and rapidly.

•

Value Investors: Our management team seeks fundamental value in every investment they make. They generally seek underpriced assets with downside protection and strong upside potential and we expect to follow a similar investment method.

•

Experienced Leadership: Mr. Rotolo has built businesses, taken companies public, and made investments across a broad range of sectors including equipment leasing, energy and specialty finance. Mr. Rotolo’s investment vehicles have a track record of bringing strategic, operational and financial leadership to their investments.

•

Operational and Entrepreneurial Expertise: We expect that we will not merely be arms-length investors; rather, based on our management team’s background, we expect to be business builders involved in all aspects of commercialization and operation of the combined company.

•	Strategic Network: We believe that our extensive relationships across private equity, hedge funds, and financial institutions provide us with access to proprietary deals and investment opportunities.

•

Innovative Investment Strategies: By targeting unconventional and underexplored asset classes, we will seek to capitalize on opportunities where competition is limited and the potential for superior returns is significant.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any initial business combination we may consummate. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Market Overview

We believe the current market presents a unique opportunity for the SPAC strategy as a result of limited access to public markets, relatively low volume of new SPAC offerings, reducing competition for deals, and the Federal Reserve interest rate tightening cycle (notwithstanding the recent reductions in the targeted federal funds rate), which has forced companies to improve fundamentals by focusing on generating income and cash flows.

The number of IPOs in the United States is at low levels not experienced since the financial crisis of 2008, according to information from SPAC Analytics. We believe that the low number of IPOs, combined with a sluggish M&A market, has built a pent-up demand from private investors and owners for liquidity. Private equity funds have record levels of unrealized AUM but the lowest exit volume in a decade, based on a 2024 report by Bain & Company. The M&A volume that does exist is primarily strategic transactions focused on “in-demand” sectors like technology driven by firms with the largest balance sheets and market capitalizations in history. However, sectors that are capital constrained have been starved for liquidity and have limited options for access to public capital.

SPAC transactions have lost favor since the peak of 2021, which aligns with our strategy of focusing on out-of-favor markets. The number of SPACs that have completed initial public offerings in the U.S. is significantly below 2020-21 issuance levels. With fewer SPACs completing initial public offerings, we believe there is less competition for deals and a greater number of potential targets.

As the Federal Reserve began raising interest rates and tightening monetary policy in 2022 to combat inflation, the cost of capital for companies increased accordingly. The rise in cost of capital and maturation of low interest rate debt led to shortened capital duration, forcing management teams to prioritize income, cash flows, and capital efficiency. This has increased the number of higher quality companies available as targets that are in line with our focus on cash flows and return on invested capital.

Business Strategy

We seek to capitalize on the strength of our management team, in particular our Chairman, Chief Executive Officer and Chief Financial Officer, Mr. Rotolo. We believe that our team’s prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities, and that, in turn, the businesses that we identify will be able to benefit from accessing the U.S. capital markets and the expertise and network of our management team. However, there is no assurance that we will complete an initial business combination.

Acquisition Criteria

Consistent with our management team’s background, we intend to take a generalist approach to sourcing an initial business combination. We believe that this generalist approach will give us a wide initial aperture, which we will filter to potential targets by qualitative factors, sector themes, and specific attributes.

Qualitative Factors

When considering target acquisitions, we intend to look for factors that indicate a strong probability of long- term value creation, which we expect to be highly valued by the public market. The factors below are indicative of how we plan to evaluate and filter potential acquisitions, though they are not exhaustive.

Scarce Assets – We will look to acquire companies with unique, scarce assets that have intrinsically high value. Supply and demand imbalances, often created by market and technological shifts, provide attractive opportunities with good entry pricing and lasting value from strong demand. Our goal is to bring unique assets and companies to the public markets which can sustain wide margins due to limited competition and limited reproducibility of supply.

Pure Plays – We believe a management team with a singular, strategic focus can build higher levels of market expertise and operational efficiency than conglomerates can with their focus spread across a diverse range of products. A pure play company also provides transparent performance metrics, clarity to investors, and focused growth strategies with clearer potential bolt-on acquisition opportunities.

Powerful Narratives – The public market values companies that it understands. We expect our focus to be on companies that tell clear, compelling stories with market tailwinds which can maintain a high public equity valuation. Building investor confidence and trust with consistency and focus can attract long-term buy and hold investors.

Quality Management – The leadership of a company is crucial to long term success. We plan to partner with management teams with deep expertise, a long-term focus, and the ability to lead their organization through the transition to the public markets and beyond. Through product strategy, branding, business development, operational efficiency, risk management, financial intelligence, and leading and educating an employee base, a quality management team is essential to outperformance.

Efficient Capital Allocation – Optimizing capital location leads to the greatest return on invested capital. As capital allocators ourselves, we persistently aim to position resources where they can create the greatest economic benefit. We intend to target companies and management teams that have built a business through intelligent capital allocation because we believe this creates the highest likelihood of sustainable growth with strong risk management.

Organic and Inorganic Growth Opportunities – Our focus is on long-term value creation. As such, we intend to look for target companies and industries that have potential for top line revenue expansion through both organic growth and bolt-on acquisitions coupled with a scalable business model, minimizing the drag of fixed costs.

Sector Themes

We will look for sectors that are capital constrained, overlooked or out of favor. The following are examples of source sectors for our prospective target. As a result of our generalist approach, we can dynamically adjust our sector focus as the markets evolve and we will not be at risk of being tied to a sector that becomes expensive before an acquisition can be made.

Energy – The transition to renewable energy has rapidly shifted capital availability within the sector. While renewables-focused companies have access to capital, there are portions of the energy sector that are fundamental to societal sustainability, which have become capital constrained as well as overlooked. The demand for energy is steady and increasing but the supply of capital for production has changed rapidly.

Nuclear Energy – The fear around nuclear power production and the long development timeframes has pulled capital from the industry. However, renewable energy solutions are struggling to meet intermittency and infrastructure challenges. Even the countries in Europe which moved strongly away from nuclear power generation have started to come back around. We anticipate the steady energy production and lack of carbon emissions output will create a lasting place for nuclear power.

Defense Tech – The increasingly tense geopolitical environment has refocused allied powers on the need for security and defense modernization and manufacturing. The advanced defense tech startup space has seen increased focus, but the reprioritization of defense has created demand far beyond what’s being met by the defense tech startup space.

Specialty Finance – Regulatory shifts since the 2008 financial crisis have created more stringent bank capital requirements, constraining the lending that banks are able to provide. Private credit has stepped in to fill the financing gap left by banks. However, the consumer finance space continues to be underserved.

Women’s Health – The need for better women’s general and reproductive health solutions is growing beyond what current medical markets have been able to provide. With couples waiting longer on average to begin having children, the demand for assisted reproductive technology is growing dramatically in a market that is highly price inelastic.

Specific Attributes

Beyond filtering by both qualitative factors and sector themes, we plan to focus on targets in the North American market with $500 million or more of enterprise value, low leverage, and owners interested in growth capital who are willing to roll over significant equity.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Sponsor and management team may deem relevant.

Our Acquisition Process

We will utilize the diligence, rigor, and expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial Position

With funds in the Trust Account available for a business combination initially anticipated to be $10.05 per public share, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in any operations. We intend to complete our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private units, our equity, debt, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our initial shareholders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Except as described in this Annual Report, our Sponsor, officers, directors or their affiliates will not be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire subsequent to the Initial Public Offering to be paid either prior to or in connection with our initial business combination. We have agreed to reimburse our initial shareholders for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our initial shareholders or advisors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisors. We have agreed with EBC to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. As more fully discussed in the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

•

any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time- consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, officers, directors or their affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase securities in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. In the event that our initial shareholders or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that have, or have indicated an intention to, vote against a proposed transaction (as those shares would no longer be voted on the proposed transaction), (2) increase the likelihood of approval on any matters submitted to the rights holders for approval in connection with our initial business combination by purchasing rights from holders that have, or have indicated an intention to, vote against a proposed matter (as those rights would no longer be voted on the proposed matter) or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

our registration statement/proxy statement filed for our initial business combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our initial business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•

our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the material terms of the purchases.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that any privately negotiated purchases would be as a result of either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Our initial shareholders or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act, Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act and the other federal securities laws.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.05 per public share. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement.

Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial shareholders will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who hold the outstanding ordinary shares and who attend and vote in favor of the business combination, at a general meeting of our company. A quorum for such meeting will consist of the holders present in person or by proxy of issued and outstanding shares of the company representing a simple majority of the voting power of all issued and outstanding ordinary shares of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their founder shares, private shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need (i) 3,481,251 or approximately 30.3%, of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised), or (ii) none of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised). We intend to give approximately 20 days (but not less than 5 clear days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction, and irrespective of whether it does not vote or abstains from voting its shares.

In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any Excess Shares they own. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $1000 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some prior blank check companies. In order to perfect redemption rights in connection with their business combinations, some prior blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s share in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and private shares held by them if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering. However, if our initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial shareholders have agreed, pursuant to a letter agreement with us (filed as an exhibit to the registration statement of which this Annual Report forms a part), that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account and funds we may withdraw from interest earned on the Trust Account pursuant to permitted withdrawals, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy their indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $750,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of the Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.05 per public share), including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares.	If we seek shareholder approval of our initial business combination, our initial shareholders, or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. However, they would only do so at a price no higher than the price offered through our redemption process.	If we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is initially anticipated to be $10.05 per public share), including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 44 Main Street, Cold Spring Harbor, New York 11724. Pursuant to the Administrative Services Agreement, until the completion of our initial business combination or liquidation, we will pay a monthly fee of $10,000 to Sponsor or an affiliate thereof for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have one executive officer, Tim Rotolo. Mr. Rotolo is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and rights under the Exchange Act and as a result, have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

•

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

•

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

•

The requirement that we complete our initial business combination within 18 months from the closing of our IPO may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

•	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our rights will expire worthless if we do not.

•

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.

•

Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

•

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

•

The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

•

Our officers and directors may allocate their time to other businesses and may become officers or directors of any other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•

Our management will most likely not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

•	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of the financial statements included herein. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until June 23, 2026, to consummate a business combination (assuming no extensions). It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a period of at least one year from the issuance date of these financial statements. Management has determined the Company’s insufficient liquidity raises substantial doubt about the Company’s ability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote at a general meeting to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote at a general meeting for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us (and thereby avoid the need for a shareholder vote), solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Business — Shareholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed, subject to applicable securities laws, to vote their founder shares and private shares, as well as any public shares purchased in or after the Initial Public Offering, in favor of our initial business combination.

As a result, in addition to our initial shareholders’ founder shares and private shares, we would need 3,481,251 or approximately 30.3%, of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, including the EBC founder shares and private shares, and the over-allotment option is not exercised) or (ii) none of the 11,500,000 public shares sold in the Initial Public Offering and the over-allotment, to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised). Our founder shares and private shares represent 28.3% of our outstanding ordinary shares immediately following the completion of the Initial Public Offering and the over-allotment. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares and private shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the agreement for our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If the agreement for our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your share in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East and Southwest Asia.

United States and global markets have experienced, and may or may continue to experience, volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any continuing or new sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could have a lasting impact on regional and global economies and could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have completed initial public offerings has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury recently issued guidance clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares, including redemptions related to extension votes, in a business combination in which we remain a Cayman Islands exempted company or otherwise (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on the Nasdaq Stock Market, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination or in connection with any extension of time to consummate an initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our final prospectus for our Initial Public Offering captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders”) of our ordinary shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. Any increase in the cost of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify coverage as a result of becoming a public company, the post-business combination entity may need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The cost of run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.05 per share or less in certain circumstances, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If we seek shareholder approval of our initial business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may make it more likely that we are able to consummate such initial business combination or reduce the public “float” of our ordinary shares or rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market prior to the completion of our initial business combination, although they are under no obligation or duty to do so. Any price paid for such securities may be less (but not more) than the amount a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or rights or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase securities in such transactions.

The purpose of any such transactions could be to (1) decrease the number of shares to be redeemed thereby leaving more cash available for the post-combination company or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

See “Business - Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report entitled “Business — Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the 18 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable as opposed to companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our initial business combination. Accordingly, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. As a result, our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the private units not being held in the Trust Account are insufficient to allow us to operate for at least the next 18 months from the closing of the Initial Public Offering, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 18 months from the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share or less in certain circumstances on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share upon our liquidation. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the private units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our initial shareholders or management team to fund our search for a business combination and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private units, only approximately $750,000 are available to us initially outside the Trust Account to fund our working capital requirements. However, the underwriters have agreed to make a payment to us in an amount equal to $125,000, or $143,750 since the over-allotment option was exercised in full, to reimburse us for certain of our expenses in connection with the Initial Public Offering. This reimbursement had the effect of increasing the proceeds available to us outside of the Trust Account. In the event that our offering expenses exceed our estimate of $750,000 (excluding underwriting discount), we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust

Account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our initial shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.05 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination where a substantial majority of our shareholders seek redemption.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders have redeemed their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. For example, they may determine that the cost of such legal action is too high relative to the amount recoverable or that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.05 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence under Cayman Islands law and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Because we are not limited to a particular industry, sector, or geographic region in which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with a target business in any industry or sector or geographical location. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Past performance by our management team, our advisors and our initial shareholders may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our initial shareholders and their affiliates is presented for informational purposes only. Past performance by our management team and our initial shareholders is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. The majority of our officers, directors and advisors have not had management experience with special purpose acquisition companies in the past. You should not rely on the historical record of our management team’s, our advisors’ or our initial shareholders’ respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private units, up to $116,325,000 will be available to complete our initial business combination and pay related fees and expenses. We intend to complete our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property, or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Risks Related to Our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved to be listed on NASDAQ and our ordinary shares and rights have been listed on or promptly after their date of separation. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $15,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares and rights will be listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 ordinary shares, par value $0.0001 per share and 100,000,000 preference shares, par value $0.0001 per share. There are currently 16,037,500 ordinary shares issued and outstanding. As a result, there will be 483,962,500 unissued ordinary shares available for issuance, which amount does not take into account the ordinary shares reserved for issuance upon exercise of any outstanding rights. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by way of a special resolution, which requires an approval of holders of two-thirds of the votes of our shareholders, who, being entitled to do so, attend and vote (whether in person or by proxy) at a general meeting or by a unanimous written resolution of all of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness prior to the business combination unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, holders of the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans are registered.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.007 per founder share. As a result of this low initial price, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our initial business combination.

We issued rights as part of the units sold in the Initial Public Offering and the over-allotment entitling the holders to receive an aggregate of 1,150,000 ordinary shares. Simultaneously with the closing of the Initial Public Offering, we issued as part of the private units rights entitling the holders to receive an aggregate of 43,750 ordinary shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion of the rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

Prior to the Initial Public Offering, there has been no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Prior to the Initial Public Offering, there has been no market for our securities. Shareholders therefore had no access to information about prior market history on which to base their investment decision prior to the Initial Public Offering. Following the Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to Our Management

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our initial business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with us after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. Tim Rotolo, our Chairman, Chief Executive Officer and Chief Financial Officer, is also Chief Executive Officer of Lloyd Harbor Capital Management, an investment advisor. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our initial shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our initial shareholders are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this Annual Report entitled “Business — Sources of Target Businesses” and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor has acquired an aggregate 3,833,333 founder shares for an aggregate purchase price of $25,000. Prior to this initial investment in our company, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after the Initial Public Offering (excluding the private shares and the EBC founder shares). The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and EBC have purchased an aggregate of 437,500 private units at a price of $10.00 per unit ($4,375,000 in the aggregate) in a private placement that will close simultaneously with the closings of the Initial Public Offering and the over-allotment. The founder shares and private units will be worthless if we do not complete an initial business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our initial shareholders. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

Our initial shareholders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of the Initial Public Offering, our initial shareholders own founder shares representing 25% of our issued and outstanding ordinary shares (excluding the private shares and the EBC founder shares and assuming they do not purchase any units in the Initial Public Offering). Simultaneously with the closings of the Initial Public Offering and the over-allotment, we issued 437,500 private units to our Sponsor and EBC and their designees. Accordingly, our initial shareholders and their affiliates may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by certain of our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome.

Post Business Combination Risks

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Our success will ultimately depend upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for its technology.

Ultimately, our success will depend on the acceptance of our products and services in the target markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products and that we will be unable to compete effectively. We will face challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges.

We cannot assure investors that the products and services of the company with which we conduct a business combination, or any future products and services will gain broad market acceptance. If the market for our products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

Regardless of our target business’ industry, it will likely be subject to ongoing technological change, evolving industry standards, changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications, and new product features. If we are unable to enhance our products or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Technology platforms may not operate properly or as we expect it to operate.

Technology platforms are expensive and complex, their continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may not be able to provide any products or services. Errors could also cause customer dissatisfaction with us, which could cause customers to stop purchasing or working with us. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.

New or changing technologies, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.

If we fail to anticipate the impact on our business of changing technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the ultimate market, causing our business to decline. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

Business combinations with businesses in certain industries, such as technology, may involve special considerations and risks. If we complete our initial business combination with a technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•	If we are unable to keep pace with evolving technology and changes in the technology services industry, our revenues and future prospects may decline;

•	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

•	Difficulties with any products or services we provide could damage our reputation and business;

•	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

•	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles than in the United States;

•	inflation;

•	economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	protection of intellectual property; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our Sponsor is a Delaware limited liability company, and is not controlled by, nor has substantial ties with any non-U.S. person. Nevertheless, our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

General Risk Factors

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States. As a result, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited. You should consider these factors carefully before deciding whether to invest in our securities.

We have been advised by Mourant Ozannes (Cayman) LLP, our Cayman Islands legal counsel, that it is uncertain whether the courts of the Cayman Islands will allow shareholders of our company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands exempted company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, was not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations and ability to consummate our initial business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk may increase the longer that we hold investments in the Trust Account, we may, at any time (and will no later than 18 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. The interest we earn on such funds may be less than if we kept them invested as indicated above.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were to be found to be operating as an unregistered investment company, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. As a result, if we were to wind down our operations as a result of our change in status, this would have several negative consequences, including, but not limited to, loss of an investment opportunity in a target company, loss of any price appreciation in a combined company, and the rights will expire worthless.

Additionally, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that the Company may be considered to be operating as an unregistered investment company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

As indicated above, we have 18 months from the closing of the Initial Public Offering to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Initial Public Offering and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

Our rights agreement designates the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, as applicable, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such right holder in any such action brought in such court to enforce the forum provisions by service upon such right holder’s counsel in the foreign action as agent for such right holder.

This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Right holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting of shareholders until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or general meetings of shareholders to appoint directors. Accordingly, until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Our amended and restated memorandum and articles of association provides that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Initial Public Offering.
ITEM 2. PROPERTIES
We currently maintain our executive offices at 44 Main Street, Cold Spring Harbor, New York 11724. The cost for this space is included in the $10,000 per month fee that we pay Sponsor or an affiliate of thereof for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Global Market. Each of our units consists of one ordinary share and one right and, commencing on December 20, 2024, trades on the Nasdaq Global Market under the symbol “RANGU.” The ordinary shares and rights underlying our units began trading separately on the Nasdaq Global Market under the symbols “RANG” and “RANGR,” respectively, on January 13, 2025.

Holders of Record

On March 20, 2025, there were three holders of record of our units, five holders of record of our ordinary shares, and one holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On December 23, 2024, we consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 private placement units at a price of $10.00 per unit in a private placement to the Sponsor and EBC, generating gross proceeds of $4,000,000. On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 private placement units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on January 3, 2025, we consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.

Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account. Transaction costs amounted to $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to year, unless otherwise noted, refers to our fiscal year, which ends on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Range” refer to Range Capital Acquisition Corp.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the year ended from July 24, 2024 (inception) through December 31, 2024, we had net loss of $39,474, which consists of interest earned on investments held in Trust Account of $96,478 and change on over-allotment liability of $10,666, partially offset by formation and operating costs of $146,618.

Liquidity and Capital Resources

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

Following the Initial Public Offering and the close of the over-allotment option on January 3, 2025, a total of $115,575,000 was placed in the trust account (the “Trust Account”). Upon the underwriters’ full exercise of the over-allotment option, transaction costs amounted to $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.

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

For the period from July 24, 2024 (inception) through December 31, 2024, cash used in operating activities was $334,275. Net loss of $39,474 was affected by interest earned on investments held in the Trust Account of $96,478 and change in fair value of over-allotment liability of $10,666. Changes in operating assets and liabilities used $187,657 of cash for operating activities.

As of December 31, 2024, we had investments held in the Trust Account of $100,596,478. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $881,853. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. At December 31, 2024, no Working Capital Loans were outstanding.

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

We have until June 23, 2026, to consummate the initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a period of at least one year from the issuance date of these financial statements. Management has determined the Company’s insufficient liquidity raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, on December 23, 2024. The underwriters were entitled to a cash underwriting discount of $0.20 per Option Unit, or $300,000 in the aggregate, which was paid at the closing of the over-allotment option, on January 3, 2025.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Share Rights

The Company reported its Share Rights included in its Units at fair value as the date of the initial public offering. The fair value of our Share Rights was determined using an iterative analysis based on market comparable. The model requires management to make assumptions related to the Company’s probability of completing an initial Business Combination. Significant uncertainty exists in the model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results.

Over-allotment Option

The Company reports its over-allotment option at fair value. Changes in the estimated fair value of the over-allotment option are recognized as non-cash gains or losses in the statements of operations. The fair value of our over-allotment option was determined using a Black-Scholes valuation model. The Black-Scholes valuation model uses significant inputs related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. As each of these items are out of the control of management, significant uncertainty exists in the Black-Scholes valuation model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results. As the changes in fair value have no impact to our cash, changes in fair value of the over-allotment option and derivations from our estimates of fair value have no impact on our cash inflows or outflows.

Share Issued to EarlyBirdCapital and Sale of Founders Shares to the Company’s Director’s Nominees and Special Advisors
The Company reported its shares issued to EarlyBirdCapital (“EBC”) and the sale of Founder Shares to the Company’s Director’s nominees and special advisors at fair value as the date of the initial public offering. The fair value of these shares was determined using a Probability Weighted Expected Return Method (“PWERM ”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, a discount for lack of marketability, and the probability of successfully completing its initial public offering and closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 16 of this Annual Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer have concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule
10b5-1(c);
or (ii) any
“non-Rule
10b5-1
trading arrangement” as defined in paragraph (c) of Item 408 of Regulation
S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Tim Rotolo	40	Chairman, Chief Executive Officer and Chief Financial Officer
James Grigor	41	Director
Alexander Matina	48	Director
John Lovett	73	Director

Tim Rotolo serves as our Chairman, Chief Executive Officer and Chief Financial Officer. Since 2015, he has served as founder and CEO of Lloyd Harbor Capital Management, a SEC investment advisor with approximately $400 million in AUM as of December 31, 2023. Mr. Rotolo is also a manager of Sachem Cove Partners, LLC, the general partner of a fund managed by Lloyd Harbor Capital Management. He has also served as founder and CEO of Range Fund Holdings, a dedicated investment platform for ETF asset managers, since 2022 and founder of North Shore Indices, Inc. which launched URNM, a uranium mining ETF in 2019. URNM raised over $1 billion before its acquisition by Sprott Asset Management in 2022. From May 2020 to January 2023, Mr. Rotolo served as the CEO of Norfolk Markets, a registered broker dealer specializing in fixed income products and alternative investments. Mr. Rotolo is currently the Chairman of Premier American Uranium, a business incubated inside of a hedge fund he co-founded in 2018. Mr. Rotolo led the company through its initial public offering in Canada. Once public, Mr. Rotolo led the company as its CEO until he announced the company’s acquisition of American Future Fuel, at which time he stepped down as CEO. Mr. Rotolo has a B.A. degree from Tufts University. Mr. Rotolo’s qualifications to serve on our board of directors include his extensive investment experience and deal-sourcing capabilities.

James Grigor serves on our board of directors. Mr. Grigor has been the CEO of Syzygy Investment Advisory, a global macro investing firm, since September 2023. From April 2017 to July 2023, Mr. Grigor served as the Chief Investment Officer for NZ Funds Management, a pensions and wealth management firm with $3 billion under management. Mr. Grigor has a Bachelor of Commerce degree in Finance and a Post Graduate Diploma Science degree in statistics from University of Auckland. Mr. Grigor is also a CFA Charterholder.

Alexander Matina serves on our board of directors. Mr. Matina has been serving as a Managing Member of LANECR Consulting since January 2024. Since March 2024, Mr. Matina has been serving as a director of NuRide. Since 2020, Mr. Matina has been serving as Director of St. Francis Hospital Foundation. Mr. Matina has also been serving as Director of TGI Friday’s since November 2019, and as Director of Crowheart, an upstream oil and gas company, since November 2017. From May 2015 to present, Mr. Matina has been a director of S&W Seed Co. Since May 2013, Mr. Matina has been a director of Trinity Place Holdings. From December 2017 to May 2019, Mr. Matina served as a director of Papa Murphy’s. From November 2007 to December 2023, Mr. Matina served as Portfolio Manager, Vice President of MFP Investors LLC. Mr. Matina received a B.S. degree in Finance and Accounting from Fordham University, and a MBA degree in Finance from Columbia University.

John Lovett serves on our board of directors. Mr. Lovett was a partner and the subsequent owner of Lovett Silverman Construction Consultants, Inc, providing construction consulting services to owners, policyholders and their attorneys throughout the United States, Mexico and Canada, since 1982. Mr. Lovett’s responsibilities included all phases of construction management: initial evaluation, construction cost estimating, critical path scheduling (CPM), litigation support, contract preparation negotiations, and the preparation and evaluation of construction claims. Over the course of his career, Mr. Lovett handled more than 2,500 construction claims and provided expert testimony regarding quality of work, design changes, design defect delays, contract disputes, construction defects and wrongful termination. In 2016, Lovett Silverman was acquired by private equity backed, J.S. Held, a global consulting firm providing specialized technical, scientific, financial and advisory services. From 2016 to 2020, Mr. Lovett served as Executive VP of J.S. Held until he retired. Mr. Lovett has a A.E. degree in mechanical engineering and a B.S. degree in engineering management from Wentworth Institute of Technology.

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Alexander Matina, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of John Lovett, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Tim Rotolo and James Grigor, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

Special Advisors

We currently expect the following individuals to (i) assist us in sourcing, negotiating and consummating a potential business combination, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. However, we have no written advisory agreements with either of these individuals. Additionally, they have no other employment or compensation arrangements with us. They will not serve on the board or any committee thereof, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if either becomes aware of a business combination opportunity which is suitable for us, he is under no obligation to introduce it to us before any other prospective acquiror.

Jonathan Rotolo serves as our special advisor. Jonathan Rotolo is a Founder of Great Mountain Partners, a private markets investor providing its partners long-term capital solutions throughout the capital structure. Prior to this, he was the head of the Private Equity and Real Asset group at Barings, an institutional asset manager, and chaired the group’s Investment Committee. Before joining Barings, Jonathan was a co-founder of Wood Creek Capital Management where he served in various roles spanning a decade including CEO & Chief Investment Officer, President, and Chief Operating Officer. Wood Creek was acquired by MassMutual in 2014 and merged into Barings in 2016. Mr. Rotolo serves on the Board of Managers of the Jane Coffin Childs Memorial Fund for Medical Research and is an officer of LSJ Charitable Corporation. Mr. Rotolo is a graduate of Hamilton College, Boston University’s Questrom School of Business and Dartmouth’s Tuck School of Business. He is also a CFA Charterholder. Jonathan Rotolo is the brother of Tim Rotolo.

William Callanan serves as our special advisor. Mr. Callanan is the Founder and Chief Investment Officer of Syzygy Investment Advisory Ltd, a global macroeconomic investing firm. Prior to joining Syzygy, Mr. Callanan was a Senior Managing Director at Key Square Capital Management, a New York and London-based Global Macroeconomic Investment fund. From 2012 to 2015, he was the Senior Strategist for the Chief Investment Officer portfolios and a Global Macroeconomic Portfolio Manager at Soros Fund Management, a private U.S. investment firm. Prior to Soros, he was the Chief Investment Officer of Fortress Commodities Fund, a hedge fund and served on the Investment & Management Committees of Fortress Investment Group, a US-based asset manager. Before joining Fortress, Mr. Callanan was a Partner and CIO of the Rubicon Equity and Commodity Fund, a Commodity-focused investment fund. Prior to that, William worked with Stanley Druckenmiller, as a Principal and Managing Director of Duquesne Capital Management, with a focus on commodity and cyclical equity investments worldwide. From 1997 to 2000, he was the Commodity Analyst and a Portfolio Manager at Soros Fund Management. William holds a B.S. in International Finance and Monetary Economics from The Wharton School of the University of Pennsylvania, with a concentration in Asian Studies and Japanese language.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. John Lovett, James Grigor and Alexander Matina serve as members of our audit committee, with John Lovett serving as the chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement of which this Annual Report forms a part. John Lovett, James Grigor and Alexander Matina meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that John Lovett qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. John Lovett, James Grigor and Alexander Matina serve as members of our compensation committee, with John Lovett serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the Initial Public Offering to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this Annual Report is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Members of our management team directly or indirectly own 3,833,333 founder shares and, accordingly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

The approximately $0.007 per share price that the members of management team paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

•

In the event we do not consummate a business combination within the completion window, the founder shares, the rights, the private units, and their underlying securities will expire worthless, which could create an incentive for our officers and directors to complete any transaction, regardless of its ultimate value.

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Specifically, Mr. Rotolo, our Chairman Chief Executive Officer and Chief Financial Officer, is Chief Executive Officer of Lloyd Harbor Capital Management, an investment advisor.

•

Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and private shares held by them if we fail to consummate our initial business combination within 18 months from the closing of the Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the funds held in the Trust Account will be used to fund the redemption of only our public shares, and the private units and underlying securities will not be redeemed. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and rights following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our initial shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial shareholders, officers, directors or their affiliates to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

•

We will reimburse our Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space and administrative support made available to us, as described elsewhere in this Annual Report. Upon consummation of the Initial Public Offering. Additionally, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our Sponsor and its affiliates on one hand, and purchasers in the Initial Public Offering on the other.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of Cayman Islands are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders or any affiliate of them, subject to certain approvals and consents. We have agreed with EBC to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our shareholders for a vote, our initial shareholders have agreed to vote any founder shares and private shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Insider Trading Policy

On March 28, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2024 there were no delinquent filers.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Additionally, no compensation was awarded to, earned by, or paid to our executive officers or directors. Other than as described elsewhere in this Annual Report, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Clawback Policy

On March 28, 2025, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, and as adjusted to reflect the sale of our ordinary shares included in the units offered by this Annual Report, and assuming no purchase of units in the Initial Public Offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary shares
Range Capital Acquisition Sponsor, LLC(2)	4,036,458	(3)	25.2%
Tim Rotolo(2)	4,036,458	(3)	25.2%
James Grigor(4)	25,000		*
Alexander Matina	25,000		*
John Lovett(4)	25,000		*
All executive officers and directors as a group (four individuals)	4,111,458		25.6%
Magnetar Financial LLC(5)	800,000		5.0%
D.E. Shaw & Co., L.P.(6)	870,000		5.4%
AQR Capital Management, LLC(7)	990,000		6.2%
Ramya Rao(8)	832,291		5.2%
Polar Asset Management Partners Inc.(9)	925,000		5.8%
Barclays PLC(10)	832,291		5.2%

*	Indicates less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Range Capital Acquisition Corp., 44 Main Street, Cold Spring Harbor, NY 11724.
(2)

Range Capital Acquisition Sponsor, LLC is the record holder of the shares reported herein. Mr. Rotolo indirectly controls the management of the Sponsor, including the exercise of voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Mr. Rotolo disclaims any beneficial ownership of any shares held by the Sponsor except to the extent of his pecuniary interest therein.

(3)	Consists of 3,708,333 founder shares and 328,125 private shares.
(4)	Does not include certain shares indirectly owned by this individual as a result of his membership interest in the Sponsor.
(5)

Based on a Schedule 13G filed on January 29, 2025, by Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”); Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”); Supernova Management LLC, a Delaware limited liability company (“Supernova Management”); and David J. Snyderman, a citizen of the United States of America (“Mr. Snyderman”). The Schedule 13G relates to the ordinary shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”) a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund—T LLC (“Purpose Credit Fund – T”), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial.

Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. As of December 31, 2024, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Snyderman held 800,000 ordinary shares of the Company. The amount consists of (A) 184,000 ordinary shares held for the account of Constellation Master Fund; (B) 144,000 ordinary shares held for the account of Lake Credit Fund; (C) 128,000 ordinary shares held for the account of Structured Credit Fund; (D) 120,000 ordinary shares held for the account of Xing He Master Fund; (E) 80,000 ordinary shares held for the account of Alpha Star Fund; (F) 72,000 ordinary shares held for the account of Purpose Credit Fund; (G) 56,000 ordinary shares held for the account of SC Fund; and (H) 16,000 Shares held for the account of Purpose Credit Fund—T. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)

Based on a Schedule 13G filed on January 24, 2025, by D. E. Shaw & Co., L.P., a limited partnership organized under the laws of the state of Delaware; D. E. Shaw & Co., L.L.C., a limited liability company organized under the laws of the state of Delaware; D. E. Shaw Valence Portfolios, L.L.C., a limited liability company organized under the laws of the state of Delaware; and David E. Shaw, a citizen of the United States of America. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 870,000 ordinary shares of the Company, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 870,000 shares. The business address for each reporting person is: Two Manhattan West 375 Ninth Avenue, 52nd Floor, New York, NY 10001.

(7)

Based on a Schedule 13G filed on February 14, 2025, by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The address of the principal business office of each reporting person is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(8)	Based on a Schedule 13G filed on February 14, 2025, by Ramya Rao, a citizen of the United Kingdom. Ramya Rao’s address is 1 Churchill Place, London – E14 5HP.
(9)

Based on a Schedule 13G filed on February 14, 2025, by Polar Asset Management Partners Inc. The reporting person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The address of the principal business office of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(10)	Based on a Schedule 13G/A filed on March 21, 2025, by Barclays PLC. The address of the principal business office of the reporting person is 1 Churchill Place, London – E14 5HP.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed initial business combination and (C) to waive liquidation rights with respect to their founder shares and private shares.

Our Sponsor and its controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On August 27, 2024, the Sponsor acquired an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000. On November 14, 2024, our Sponsor surrendered 479,167 founder shares for no consideration, resulting in our Sponsor holding 3,833,333 founder shares. On November 14, 2024, our Sponsor transferred 25,000 founder shares to each of our independent directors and Jonathan Rotolo and Bill Callanan, our special advisors, for approximately the same nominal per share purchase price paid by our Sponsor, subject to each independent director and special advisor’s agreement to return the shares to the Sponsor if he or she ceases to continue to serve in such capacity prior to the completion of our initial business combination. Prior to the initial investment in our company of $25,000 by our Sponsor, we had no assets, tangible or intangible.

On August 27, 2024, we issued to EBC 400,000 EBC founder shares for an aggregate purchase price of $2,319 (or approximately $0.006 per share). On November 14, 2024, EBC surrendered 133,333 EBC founder shares for no consideration, resulting in EBC holding 266,667 EBC founder shares.

Our Sponsor purchased an aggregate of 328,125 private units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the Initial Public Offering and the over-allotment. In addition, EBC has and its designees purchased an aggregate of 109,375 private units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the Initial Public Offering and the over-allotment. The private units sold in the private placement (including the ordinary shares, private rights, and ordinary shares issuable upon conversion of private rights included in such private units) and the working capital units that may be issued upon conversion of working capital loans (including the ordinary shares, private rights, and ordinary shares issuable upon conversion of private rights included in such private units) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Except as set forth herein, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On December 10, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor, a significant shareholder of the Company, which was permitted to be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated August 23, 2024, made by the Company in favor of the Sponsor in the principal amount of up to $150,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note was merged into and evidenced by the Note. The Note did not bear interest and the principal balance was payable on the earlier of (i) December 31, 2024 and (ii) the date on which the Company consummated its Initial Public Offering (such date, the “Maturity Date”).

Sponsor has agreed that, until the earlier of our consummation of our initial business combination or the liquidation of the Trust Account, it (or an affiliate thereof) will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

We will also pay customary transfer agent, rights agent and trustee fees to Continental Stock Transfer & Trust Company, the president of which is a member of our Sponsor.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement. Except as set forth above, the terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our initial shareholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the general meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We have entered into a registration rights agreement with respect to the founder shares, EBC founder shares, private units, working capital units (if any) and their underlying securities, which is described in “Description of Securities,” as filed as Exhibit 4.5 of this Annual Report.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of the Initial Public Offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we will adopt prior to the consummation of the Initial Public Offering is filed as an exhibit to the registration statement of which this Annual Report is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate any initial business combination, including one with an entity that is affiliated with any of our initial shareholders, unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our initial shareholders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our initial shareholders or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

•

Repayment of non-interest bearing loans which may be made by our initial shareholders, officers, directors or their affiliates to finance transaction or other costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, or working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units sold in the private placement. Except as set forth above, the terms of such loans have not been determined nor have any written agreements been executed with respect thereto.

•	Payment to Sponsor or an affiliate thereof of $10,000 per month for office space, secretarial and administrative services.

•	Payment of customary transfer agent, rights agent and trustee fees to Continental Stock Transfer & Trust Company, the president of which is a member of our Sponsor.

Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that James Grigor, Alexander Matina, and John Lovett are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. As permitted by NASDAQ, we intend to phase in compliance with the NASDAQ director independence requirements within the schedule outlined in the NASDAQ rules, which require that a majority of the members of our board of directors be independent within one year of listing. The NASDAQ rules also require at least one member of each board committee to be independent at the time of listing, a majority of board committee members to be independent within 90 days of listing, and all board committee members to be independent within one year of listing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and quarterly reviews and services that are normally provided by Marcum in connection with regulatory filings. During the period from July 24, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $135,415 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2024 financial statements included in this report and other required filings with the SEC.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from July 24, 2024 (inception) through December 31, 2024, no audit-related fees for our independent registered public accounting firm were incurred.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from July 24, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Marcum for other services during the period from July 24, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1) Financial Statements

(2) Financial Statements Schedule

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Ordinary Share Certificate.

4.3(2)	Specimen Rights Certificate.

4.4(1)	Rights Agreement, dated December 19, 2024, between the Registrant and Continental Stock Transfer & Trust Company.

4.5*	Description of Securities of the Registrant.

10.1(2)	Securities Subscription Agreement between Registrant and Sponsor.

10.2(2)	EBC Founder Shares Purchase Letter Agreement between Registrant and EarlyBirdCapital, Inc.

10.3(1)	Underwriting Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.4(1)	Business Combination Marketing Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.5(1)	Investment Management Trust Agreement, dated December 19, 2024, between the Company and Continental Stock Transfer & Trust Company.

10.6(1)	Private Placement Unit Purchase Agreement, dated December 19, 2024, between the Company and Range Capital Acquisition Sponsor, LLC.

10.7(1)	Private Placement Unit Purchase Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.8(1)	Registration Rights Agreement, dated December 19, 2024, among the Company, the Sponsor and certain securityholders.

10.9(1)	Administrative Services Agreement, dated December 19, 2024, between the Company and the Sponsor.

10.10(1)	Letter Agreement, dated December 19, 2024, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.

10.7(2)	Form of Indemnity Agreement.

10.8(1)	Share Escrow Agreement, dated December 19, 2024, by and among the Company, Continental, and certain security holders.

19.1*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1*	Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Document

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2024.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-283518), filed with the SEC on December 12, 2024, as amended.

ITEM 16. FORM 10-K SUMMARY

None

RANGE CAPITAL ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Range Capital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Range Capital Acquisition Corp. (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 24, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from July 24, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses on or before June 23, 2026. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
We have served as the Company’s auditor since 2024.
New York, NY
March 28, 2025

RANGE CAPITAL ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2024

Assets
Current assets
Cash	$881,853
Prepaid expenses	128,720

Total current assets	1,010,573
Long-term prepaid insurance	100,054
Investments held in Trust Account	100,596,478

Total Assets	$101,707,105
Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current Liabilities
Accrued offering costs	$75,000
Accounts payable and accrued expenses	41,117
Over-allotment option liability	147,970

Total Liabilities	264,087
Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 10,000,000 shares at redemption value of $10.06 per share	100,596,478
Shareholders’ Equity
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,500,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) (1)(2)	450
Additional paid-in capital	885,564
Accumulated deficit	(39,474)

Total Shareholders’ Equity	846,540

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$101,707,105

(1)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Notes 5 and 7).
(2)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
The accompanying notes are an integral part of these financial statements.

RANGE CAPITAL ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operating costs	$146,618

Loss from operations	(146,618)

Other income:
Change on fair value of over-allotment option liability	10,666
Interest earned on investments held in Trust Account	96,478
Total Other income	107,144

Net Loss	$(39,474)

Weighted average shares outstanding of redeemable ordinary shares	634,921

Basic and diluted net loss per ordinary share, redeemable ordinary shares	$(0.01)

Weighted average shares outstanding, non-redeemable ordinary shares (1)	4,385,714

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)

(1)
Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (See Notes 5 and 7). On January 3, 2025, the underwriters exercised their over-allotment option and as of such date, 500,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

RANGE CAPITAL ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shareholders	Capital	Deficit	Equity
Balance — July 24, 2024 (Inception)	—	$—	$—	$—	$—	$—
Ordinary shares issued to Sponsor (1)(2)	3,833,333	383	(25,000)	24,617	—	—
Ordinary shares issued to underwriter (2)	266,667	27	—	1,538,373	—	1,538,400
Sale of 400,000 Private Placement Units	400,000	400		3,999,960		4,000,000
Fair value of rights included in Public Units				1,379,000		1,379,000
Allocated value of transaction costs to redeemable shares				(137,841)		(137,841)
Accretion for redeemable ordinary shares to redemption amount				(5,918,545)		(5,918,545)
Collection of stock subscription receivable from shareholder	—		25,000	—	—	25,000
Net loss	—	—	—	—	(39,474)	(39,474)

Balance – December 31, 2024	4,500,000	$450	$—	$885,564	$(39,474)	$846,540

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

The accompanying notes are an integral part of these financial statements.

RANGE CAPITAL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(39,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(96,478)
Change in Fair Value of Over-allotment liability	(10,666)
Changes in operating assets and liabilities:
Prepaid expenses	(228,774)
Accounts payable and accrued expenses	41,117

Net cash used in operating activities	(334,275)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(100,500,000)

Net cash used in investing activities	(100,500,000)

Cash Flows from Financing Activities:
Proceeds from share subscription receivable from shareholder	25,000
Proceeds from issuance of representative shares	2,319
Proceeds from sale of Units, net of underwriting discounts paid	98,123,078
Proceeds from sale of Private Placement Units	4,000,000
Underwriters’ reimbursement	1,922
Proceeds from promissory note—related party	322,720
Repayment of promissory note—related party	(322,720)
Payment of offering costs	(436,191)

Net cash provided by financing activities	101,716,128
Net Change in Cash	881,853
Cash – Beginning of period	—

Cash – End of year	$881,853

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000

Deferred offering costs paid by Sponsor in exchange for issuance of non-redeemable ordinary shares	$383

Accretion of redeemable ordinary shares to redemption value	$5,918,545

The accompanying notes are an integral part of these financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2024
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit on January 3, 2025, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units (each, an “Option Private Placement Units”) to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.
Upon the underwriters’ full exercise of the over-allotment option, transaction costs amounted to $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account, if any). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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
The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC founder shares (defined below), ordinary shares included in the Private Placement Units (“Private Shares”) and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC founder shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, June 23, 2026, or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC founder shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor and the Company’s officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares, Private Shares and, subject to applicable securities laws, any Public Shares purchased by them in or after this Initial Public Offering (including in open market and privately-negotiated transactions) in favor of an initial Business Combination.
The Company has until 18 months from the closing of the Initial Public Offering, June 23, 2026, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
Segment Reporting
The Company complies with ASU
2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU
2023-07),
which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $881,853 in cash and no cash equivalents as of December 31, 2024.
Investments Held in Trust Account
At December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the period from July 24, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2024, the Company has not experienced losses on this account.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering on December 23, 2024. As of December 31, 2024 the over-allotment was outstanding and on January 3, 2025, the underwriters fully exercised their over-allotment option.

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
Net Loss per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Period from July 24, 2024 (Inception) through December 31, 2024
	Redeemable	Non- Redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, basic and diluted	$(4,992)	$(34,482)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	634,921	4,385,714
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as of December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights		(1,379,000)
Proceeds allocated to over-allotment option		(158,636)
Ordinary shares issuance costs		(3,784,431)
Plus:
Remeasurement of carrying value to redemption value		5,918,545

Ordinary Shares subject to possible redemption, December 31, 2024	10,000,000	$100,596,478

Recently Issued Accounting Standards
The Company complies with ASU
2023-07,
which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU
2023-07
during the period of the audit. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements (see Note 9).
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU
2023-09
will have a material impact on its financial statements and disclosures.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Liquidity , Capital Resources and Going Concern
As of December 31, 2024, the Company had $881,853 in cash and working capital of $746,486.
The Company has until June 23, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 23, 2026.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on December 23, 2024, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth
of one ordinary share upon completion of an initial Business Combination. On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 Units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025.
NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares and EBC Founder Shares
On August 27, 2024, the Company issued 4,312,500 ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Company received payment for the Founder Shares in September 2024. On November 14, 2024, the Sponsor surrendered 479,167 Founder Shares for no consideration, resulting in the Sponsor holding 3,833,333 Founder Shares. Up to 500,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
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
On November 14, 2024, the Sponsor transferred 125,000 founder shares to director nominees and special advisors to the Company. The sale of the Founders Shares to the Company’s director’s nominees and special advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 125,000 shares granted to the Company’s director’s nominees and special advisors was $477,500 or $3.82 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the issuance date of these financial statement, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
On August 27, 2024, the Company issued to EBC 400,000 ordinary shares (“EBC founder shares”) for a purchase price of approximately $0.006 per share and an aggregate purchase price of $2,319. The Company received payment for the EBC founder shares in September 2024. On November 14, 2024, EBC surrendered 133,333 EBC founder shares for no consideration, resulting in EBC holding 266,667 EBC founder shares. The Company estimated the fair value of the EBC founder shares to be $1,538,400, or $3.846 per share. Accordingly, $1,536,081 (the total $1,538,400 fair value less $2,319 paid by EBC) was recorded as a deferred offering costs with a corresponding increase in additional paid-in
capital. The Company established the initial fair value for the EBC founder shares on August 27, 2024, the date of the issuance, using a calculation prepared by a third-party valuation firm which takes into consideration a discount for lack of marketability calculation of 1.6%, volatility of 5.3%, a risk free rate of 3.99% and restricted term in years of 1.69. The EBC founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination (assumed to be 44%, based on market data from 2021 through 2023 of similar entities who have settled versus completed a Business Combination), the probability, at the time of determination, of the Initial Public Offering (assumed to be 90%, based on management assumptions and an overview of market data), and other risk factors. EBC has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within 18 months, June 23, 2026, from the closing of the Initial Public Offering.

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
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of December 31, 2024, the Company had borrowed $0 under the promissory note and no other borrowing are permitted under this loan agreement.
Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. As of December 31, 2024, the Company incurred $1,667 of administrative services fees which was included in accrued expenses line in the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of December 31, 2024, no such Working Capital Loans were outstanding.
Special Advisors
Jonathan Rotolo and William Callanan serve as special advisors to the Company to (i) assists the Company in sourcing, negotiating and consummating a potential Business Combination, (ii) provide their business insights when the Company assesses potential Business Combination targets and (iii) upon the Company’s requests, provide their business insights as the Company works to create additional value in the businesses that the Company acquires. The Company has no written advisory agreements with either of these individuals and they have no other employment or compensation arrangements with the Company. They will not serve on the board or any committee thereof, nor will they have any voting or decision-making capacity on the Company’s behalf. They will also not be required to devote any specific amount of time to the Company’s efforts or be subject to the fiduciary requirements to which the board members are subject. Accordingly, if either becomes aware of a Business Combination opportunity which is suitable for the Company, they are under no obligation to introduce it to the Company before any other prospective acquiror. Jonathan Rotolo is the brother of Tim Rotolo and William Callanan has no familial relations with the Company’s management or board members.
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

Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full by the underwriters on December 31, 2024, and the over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 Units to the Sponsor and EBC at a price of $10.00 per Private Placement Unit, generating gross proceeds of $375,000.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preferred Shares
 — The Company is authorized to issue 100,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares
— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of December 31, 2024, there were 4,500,000 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering, excluding 10,000,000 shares subject to possible redemption.
On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024
Investments held in Trust Account	1	$100,596,478
Over-allotment option liability	3	$147,970
At December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The over-allotment option was accounted for as a liability in accordance with ASC
815-40
and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at December 23, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations.
The Company used a Black-Scholes model to value the over-allotment option upon its inception on December 23, 2024 and at December 31, 2024. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

	December 31, 2024	December 23, 2024
Risk-free interest rate	4.40%	4.44%
Expected term (years)	0.12	0.12
Expected volatility	4.91%	5.42%
Exercise price	$10.00	$10.00
Fair value of over-allotment Unit	$0.099	$0.106
NOTE 9 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
The Company will generate non-operating income or expense from the changes in the fair value of its over-allotment option, which is not considered a measure of financial performance used by the CODM.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets, which primarily consists of investments held in the Trust Account, in evaluating the results of the Company, and therefore, such information is not presented.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from July 24, 2024 (Inception) Through December 31, 2024
Formation and operating costs	$146,618
Interest earned on investments held in Trust Account	$96,478
The key measures of segment profit or loss reviewed by
the
CODM are formation and operating costs and interest earned on investments held in Trust Account. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed below, that would have required adjustment or disclosure in the financial statements other than disclosed in the Notes.
On December 31, 2024, the underwriters the Company, notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 units (the “Private Placement Units”) to the Sponsor and EarlyBirdCapital, Inc. at a price of $10.00 per Private Placement Unit, generating gross proceeds of $375,000.

On January 8, 2025, the Company announced that the holders of the Company’s Units may elect to separately trade the ordinary shares and rights included in the Units commencing on January 13, 2025. Those Units that are not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “RANGU” and the ordinary shares and rights that are separated will trade on Nasdaq under the symbols “RANG” and “RANGR,” respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Dated: March 28, 2025	By:	/s/ Tim Rotolo
Tim Rotolo
Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2025.

Signatures	Capacity in Which Signed

/s/ Tim Rotolo Tim Rotolo	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ James Grigor James Grigor	Director

/s/ Alexander Matina Alexander Matina	Director

/s/ John Lovett John Lovett	Director