Form 10-Q
period 2025-03-31
Range Capital Acquisition Corp.
filed 2025-05-15
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025

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
(631)246-0360
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	RANGU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	RANG	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth(1/10) of one Ordinary Share	RANGR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act). Yes ☒ No ☐
As of May
15
, 2025, there were 16,037,500 ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEET

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash	$628,113	$881,853
Due from Sponsor	2,284	—
Prepaid expenses	186,448	128,720

Total Current assets	816,845	1,010,573
Long-term prepaid insurance	74,471	100,054
Investments held in Trust Account	116,876,887	100,596,478

Total Assets	$117,768,203	$101,707,105

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	102,029	41,117
Over-allotment option liability	—	147,970

Total Liabilities	177,029	264,087

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 10,000,000 shares at redemption value of $10.16 and $10.06 per share as of March 31, 2025 and December 31, 2024, respectively	116,876,887	100,596,478
Shareholders’ Equity
Prefer ence shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 and 4,500,000 issued and outstanding (excluding 11,500,000 and 10,000,000 subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively (1)(2)	454	450
Additional paid-in capital	—	885,564
Retained Earnings (Accumulated deficit)	713,833	(39,474)

Total Shareholders’ Equity	714,287	846,540

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$117,768,203	$101,707,105

(1)	December 31, 202 4 includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (See Notes 5 and 7).
(2)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

Operating costs	$298,973

Loss from operations	(298,973)

Other (expense) income:
Change on fair value of over-allotment option liability	(446)
Interest earned on investments held in Trust Account	1,205,409

Total other income, net	1,204,963

Net Income	$905,990

Weighted average redeemable shares outstanding	11,466,667

Basic and diluted net loss per redeemable ordinary share	$0.06

Weighted average non-redeemable shares outstanding	4,536,667

Basic and diluted net loss per non-redeemable ordinary share	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shareholders
Balance – January 1, 2025	4,500,000	$450	$—	$885,564	$(39,474)	$846,540
Sale of 37,500 Private Placement Units	37,500	4	—	374,996	—	375,000
Fair value of rights included in Public Units	—	—	—	206,850	—	206,850
Fair value of over-allotment exercised	—	—	—	148,416	—	148,416
Allocated value of transaction costs to Class A ordinary shares	—	—	—	(3,878)	—	(3,878)
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,611,948)	(152,683)	(1,764,631)
Net income	—	—	—	—	905,990	905,990

Balance – March 31, 2025	4,537,500	$454	$—	$—	$713,833	$714,287

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$905,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,205,409)
Change in Fair Value of Over-allotment liability	446
Changes in operating assets and liabilities:
Prepaid expenses	(32,145)
Due from Sponsor	(2,284)
Accounts payable and accrued expenses	60,912

Net cash used in operating activities	(272,490)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(15,075,000)

Net cash used in investing activities	(15,075,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,718,750
Proceeds from sale of Private Placement Units	375,000

Net cash provided by financing activities	15,093,750

Net Change in Cash	(253,740)
Cash – Beginning of period	881,853

Cash – End of period	$628,113

Non-Cash investing and financing activities:
Accretion of redeemable ordinary shares to redemption value	$1,764,631

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
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
As of March 31, 2025, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on December 19, 2024. On December 23, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Range Capital Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and EarlyBirdCapital, Inc., (“EBC”) the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $4,000,000.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes
, if any
.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
On January 13, 2025, the Company’s Public Units began separately trading from the ordinary shares and rights included in such Units. Those Public Units that are not separated trade on the Nasdaq Global Market under the symbol “RANGU” and the ordinary shares and rights that are separated are trading on the Nasdaq Global Market under the symbols “RANG” and “RANGR,” respectively.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form
10-K
as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $628,113 and $881,853 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.
Investments Held in Trust Account
At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the three months ended March 31, 2025, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2025, the Company has not experienced losses on this account.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering on December 23, 2024. As of December 31, 2024, the over-allotment was outstanding and on January 3, 2025, the underwriters fully exercised their over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Share Rights
The Company accounts for the Public Rights (as defined in Note 3) and Private Rights (as defined in Note 4) issued in connection with the Initial Public Offering on December 23, 2024 and with the underwriter’s exercise of the over-allotment option on January 3, 2025, and the related private placements in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.
Net Income per Ordinary Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2025
Basic and diluted net income per ordinary share:	Redeemable	Non- Redeemable
Numerator:
Allocation of net income, basic and diluted	$649,158	$256,832
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,466,667	4,536,667
Basic and diluted net income per ordinary share	$0.06	$0.06
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in
redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as March 31, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights		(1,379,000)
Proceeds allocated to over-allotment option		(158,636)
Ordinary shares issuance costs		(3,784,431)
Plus:
Remeasurement of carrying value to redemption value		5,918,545

Balance - December 31, 2024	10,000,000	$100,596,478

Gross proceeds from exercise of over-allotment option	1,500,000	15,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(206,850)
Ordinary shares issuance costs from exercise of over-allotment option		(277,372)
Plus:
Remeasurement of carrying value to redemption value		1,764,631

Balance - March 31, 2025	11,500,000	$116,876,887

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Recently Issued Accounting Standards
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(ASU2023-09),
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2025, the Company had $628,113 in cash and working capital of $639,816.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Upon the closing of the Initial Public Offering, the Founder Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. Pursuant to such escrow arrangement, the Founder Shares may not, subject to limited exceptions, be transferred, assigned, sold or released from escrow until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
On August 27, 2024, the Company issued to EBC 400,000 ordinary shares (“EBC founder shares”) for a purchase price of approximately $0.006 per share and an aggregate purchase price of $2,319. The Company received payment for the EBC founder shares in September 2024. On November 14, 2024, EBC surrendered 133,333 EBC founder shares for no consideration, resulting in EBC holding 266,667 EBC founder shares. The Company estimated the fair value of the EBC founder shares to be $1,538,400, or $3.846 per share. Accordingly, $1,536,081 (the total $1,538,400 fair value less $2,319 paid by EBC) was recorded as a deferred offering costs with a corresponding increase in additional paid-in
capital. The Company established the initial fair value for the EBC founder shares on August 27, 2024, the date of the issuance, using a calculation prepared by a third-party valuation firm which takes into consideration a discount for lack of marketability calculation of 1.6%, volatility of 5.3%, a risk-free rate of 3.99% and restricted term in years of 1.69. The EBC founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination (assumed to be 44%, based on market data from 2021 through 2023 of similar entities who have settled versus completed a Business Combination), the probability, at the time of determination, of the Initial Public Offering (assumed to be 90%, based on management assumptions and an overview of market data), and other risk factors. EBC has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within 18 months, June 23, 2026, from the closing of the Initial Public Offering.
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
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of March 31, 2025 and December 31, 2024, the Company had borrowed $0 under the promissory note and no other borrowing are permitted under this loan agreement.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. As of March 31, 2025 and December 31, 2024, the Company incurred $32,667 and $1,667, respectively, of administrative services fees which was included in operating expenses on the statement of operations. At March 31, 2025 and December 31, 2024, $0 and $1,667 was outstanding and reported as accrued expenses on the accompanying balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
NOTE 7. SHAREHOLDERS’ EQUITY
Prefer
ence
 Shares
 — The Company is authorized to issue 100,000,000 prefer
ence
 shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Ordinary Shares
— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of March 31, 2025 and December 31, 2024, there were 4,537,500 and 4,500,000 ordinary shares issued and outstanding, respectively, excluding 11,500,000 and 10,000,000 shares subject to redemption. At March 31, 2025 and December 31, 2024, shares outstanding includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering. Additionally, March 31, 2025, includes an additional 37,500 ordinary shares acquired upon the exercise of the over-allotment option on January 3, 2025. Upon the underwriters fully exercising their over-allotment option, no shares were subject to forfeiture related to the over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Investments held in Trust Account	1	$116,876,887	$100,596,478
Over-allotment option liability	3	$—	$147,970
At March 31, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The over-allotment option was accounted for as a liability in accordance with ASC
815-40
and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at December 23, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. Upon exercise of the over-allotment option on January 3, 2025, the fair value of the over-allotment option was de-recognized
in the statement of shareholders’ equity.
The Company used a Black-Scholes model to value the over-allotment option upon. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.
On January 3, 2025, the underwriters closed on the over-allotment option. As such, the over-allotment option ceased to exist thereafter.
The key inputs into the Black-Scholes model were as follows at December 31, 2024:

December 31, 2024
Risk-free interest rate	4.40%
Expected term (years)	0.12
Expected volatility	4.91%
Exercise price	$10.00
Fair value of over-allotment Unit	$0.099
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

As of March 31, 2025, the Company had not commenced any operations. All activity for the three months ended March 31, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2025
Operating costs	$298,973
Interest earned on investments held in Trust Account	$1,205,409
The key measures of segment profit or loss reviewed by the CODM are operating costs and interest earned on investments held in Trust Account. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
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
On April 1, 2025, the Company was notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On April 2, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 24, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt. We are not limited to target businesses in any specific industry or geographic location. We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. However, we have not selected any specific target.

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

Recent Developments

On April 1, 2025, the Company was notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On April 2, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended March 31, 2025, we had net income of $905,990, which consisted of interest earned on marketable securities held in Trust Account of $1,205,409 partially offset by operational costs of $298,973 and change on over-allotment liability of $446.

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

On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option on January 3, 2025, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 37,500 private placement units (the “Option Private Placement Units”) to the Sponsor and EBC at a price of $10.00 per Unit, generating gross proceeds of $375,000.

Following the Initial Public Offering and the close of the over-allotment option, a total of $115,575,000 was placed in the trust account (the “Trust Account”). Upon the underwriters’ full exercise of the over-allotment option, transaction costs amounted to $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $272,490. Net loss of $905,990 was affected by interest earned on investments held in the Trust Account of $1,205,409 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $26,483 of cash for operating activities.

As of March 31, 2025, we had investments held in the Trust Account of $116,876,887. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $628,113. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. At March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the quarterly period ended, March 31, 2025 due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is making changes in its internal control over financial reporting to enhance our processes to identify and disclose accrued liabilities including increasing personnel and enhancing our review processes. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and final prospectus for our Initial Public Offering, except for the below.
Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.
There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.
Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.
Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.
We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date May 15, 2025	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)