Form 10-Q
period 2025-06-30
Range Capital Acquisition Corp.
filed 2025-08-14
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30
, 2025

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
(631)246-0360
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	RANGU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share Rights, each Right to acquire one-tenth(1/10) of one Ordinary Share	RANG RANGR	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
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
of the Exchange Act). Yes ☒ No ☐
As of August 13, 2025, there were 16,037,500 ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINAN
CI
AL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash	$529,232	$881,853
Prepaid expenses	151,394	128,720

Total Current assets	680,626	1,010,573
Long-term prepaid insurance	48,604	100,054
Investments held in Trust Account	118,100,492	100,596,478

Total Assets	$118,829,722	$101,707,105

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	122,209	41,117
Over-allotment option liability	—	147,970

Total Liabilities	197,209	264,087

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 10,000,000 shares at redemption value of approximately $10.27 and $10.06 per share as of June 30, 2025 and December 31, 2024, respectively	118,100,492	100,596,478
Shareholders’ Equity
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 and 4,500,000 issued and outstanding (excluding 11,500,000 and 10,000,000 subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively (1)(2)	454	450
Additional paid-in capital	—	885,564
Retained Earnings (Accumulated deficit)	531,567	(39,474)

Total Shareholders’ Equity	532,021	846,540

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$118,829,722	$101,707,105

(1)	December 31, 2024 includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (See Notes 5 and 7).
(2)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPE
RA
TIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Operating costs	$182,266	$481,239

Loss from Operations	(182,266)	(481,239)
Other income (expense):
Change on fair value of over-allotment option liability	—	(446)
Interest earned on investments held in Trust Account	1,223,605	2,429,014

Total other income, net	1,223,605	2,428,568
Net income	$1,041,339	$1,947,329

Weighted average redeemable shares outstanding	11,500,000	11,483,425

Basic and diluted net income per redeemable ordinary share	$0.06	$0.12

Weighted average non-redeemable shares outstanding	4,537,500	4,537,086

Basic and diluted net income per non-redeemable ordinary share	$0.06	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shareholders
Balance – January 1, 2025	4,500,000	$450	$—	$885,564	$(39,474)	$846,540
Sale of 37,500 Private Placement Units	37,500	4	—	374,996	—	375,000
Fair value of rights included in Public Units	—	—	—	206,850	—	206,850
Fair value of over-allotment exercised	—	—	—	148,416	—	148,416
Allocated value of transaction costs to Class A ordinary shares	—	—	—	(3,878)	—	(3,878)
Remeasurement of carrying value to redemption value	—	—	—	(1,611,948)	(152,683)	(1,764,631)
Net income	—	—	—	—	905,990	905,990

Balance – March 31, 2025	4,537,500	$454	$—	$—	$713,833	$714,287
Remeasurement of carrying value to redemption value	—	—	—	—	(1,223,605)	(1,223,605)
Net income	—	—	—	—	1,041,339	1,041,339

Balance – June 30, 2025	4,537,500	$454	$—	$—	$531,567	$532,021

The accompanying
not
es are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,947,329
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,429,014)
Change in Fair Value of Over-allotment liability	446
Changes in operating assets and liabilities:
Prepaid expenses	28,776
Accounts payable and accrued expenses	81,092

Net cash used in operating activities	(371,371)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(15,075,000)

Net cash used in investing activities	(15,075,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,718,750
Proceeds from sale of Private Placement Units	375,000

Net cash provided by financing activities	15,093,750

Net Change in Cash	(352,621)
Cash – Beginning of period	881,853

Cash – End of period	$529,232

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$2,988,236

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
As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes, if any.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form
10-K
as filed with the SEC on March 31, 2025. The interim results for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
JUNE 30, 2025
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $529,232 and $881,853 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.
Investments Held in Trust Account
At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the six months ended June 30, 2025, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025, the Company has not experienced losses on this account.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that are measured and reported at fair value at least annually.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over- allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering on December 23, 2024. As of December 31, 2024, the over-allotment was outstanding and on January 3, 2025, the underwriters fully exercised their over- allotment option.

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
Net Income per Ordinary Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income, basic and diluted	$746,712	$294,627	$1,395,836	$551,493
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	11,500,000	4,537,500	11,483,425	4,537,086

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as June 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights		(1,379,000)
Proceeds allocated to over-allotment option		(158,636)
Ordinary shares issuance costs		(3,784,431)
Plus:
Remeasurement of carrying value to redemption value		5,918,545

Balance - December 31, 2024	10,000,000	$100,596,478

Gross proceeds from exercise of over-allotment option	1,500,000	15,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(206,850)
Ordinary shares issuance costs from exercise of over-allotment option		(277,372)
Plus:
Remeasurement of carrying value to redemption value		1,764,631

Balance - March 31, 2025	11,500,000	$116,876,887
Plus:

Remeasurement of carrying value to redemption value		1,223,605

Balance - June 30, 2025	11,500,000	$118,100,492

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
As of June 30, 2025, the Company had $529,232 in cash and working capital of $483,417.
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
JUNE 30, 2025
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
On November 14, 2024, the Sponsor transferred 125,000 Founder Shares to director nominees and special advisors to the Company. The sale of the Founders Shares to the Company’s director’s nominees and special advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 125,000 shares granted to the Company’s director’s nominees and special advisors was $477,500 or $3.82 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the issuance date of these financial statements, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of June 30, 2025 and December 31, 2024, the Company had borrowed $0 under the promissory note and no other borrowing are permitted under this loan agreement.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. As of June 30, 2025 and December 31, 2024, the Company incurred $62,667 and $1,667, respectively, of administrative services fees which were included in operating expenses on the statement of operations. At June 30, 2025 and December 31, 2024, $0 and $1,667 was outstanding and reported as accrued expenses on the accompanying balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.
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
Consulting Agreement
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company (“Consultant”) pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Al Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. The agreement is effective through December 31, 2025, with the Consultant entitled to a monthly fee of $7,500. For the three and six months ended June 30, 2025, the Company incurred and paid $7,500 in consulting fees. For the three and six months ended June 30, 2024, the Company has not incurred or paid any consulting fees.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full by the underwriters on December 31, 2024, and the over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over- allotment option, the Company consummated the private placement of an aggregate of 37,500 Units to the Sponsor and EBC at a price of $10.00 per Private Placement Unit, generating gross proceeds of $375,000.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, on December 23, 2024. The underwriters were entitled to a cash underwriting discount of $0.20 per Option Unit, or $300,000 in the aggregate, which was paid at the closing of the over-allotment option, on January 3, 2025.

RANGE CAPITAL ACQUISITION CORP
.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia- Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares — The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Ordinary Shares— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of June 30, 2025 and December 31, 2024, there were 4,537,500 and 4,500,000 ordinary shares issued and outstanding, respectively, excluding 11,500,000 and 10,000,000 shares subject to redemption. At December 31, 2024, shares outstanding includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering. At June 30, 2025, shares outstanding includes (i) 3,833,333 Founder Shares, (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering and 37,500 Private Placement Shares issued at the closing of the over-allotment option on January 3, 2025. Upon the underwriters’ exercise of their over-allotment option in full, no shares were subject to forfeiture related to the over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Rights— Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Investments held in Trust Account	1	$118,100,492	$100,596,478
Over-allotment option liability	3	$—	$147,970
At June 30, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

As of June 30, 2025, the Company had not commenced any operations. All activity for the six months ended June 30, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Operating costs	$182,266	$481,239
Interest earned on investments held in Trust Account	$1,223,605	$2,429,014
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
NOTE 10. SUBSEQUENT
EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements other than disclosed in the Notes, except for the below.
Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Al Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.

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

On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company, pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Al Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Al Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended June 30, 2025, we had net income of $1,041,339, which consisted of interest earned on marketable securities held in Trust Account of $1,223,605 partially offset by operational costs of $182,266.

For the six months ended June 30, 2025, we had net income of $1,947,329, which consisted of interest earned on marketable securities held in Trust Account of $2,429,014 partially offset by operational costs of $481,239 and change on over-allotment liability of $446.

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

For the six months ended June 30, 2025, cash used in operating activities was $371,371. Net income of $1,947,329 was affected by interest earned on investments held in the Trust Account of $2,429,014 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $109,868 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $118,100,492. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $529,232. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. At June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Shares Issued to EarlyBirdCapital and Sale of Founders Shares to the Company’s Director’s Nominees and Special Advisors

The Company reported its shares issued to EBC and the sale of Founder Shares to the Company’s Director’s nominees and special advisors at fair value as the date of the initial public offering. The fair value of these shares was determined using a Probability Weighted Expected Return Method (“PWERM ”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, a discount for lack of marketability, and the probability of successfully completing its initial public offering and closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the quarterly period ended, June 30, 2025 due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 31, 2025 (“Form
10-K”)
and our Quarterly Report on Form
10-Q
filed with the SEC on May 15, 2025 (“Form
10-Q”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K
and Form
10-Q.

Item 2
. Unregistered Sales of Equity Securities and Use of Proceeds.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company, pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Al Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Al Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.
Mr. Kucharchuk serves as Chief Financial Officer of Cero Therapeutics, Inc (Nasdaq:CERO). Previously, he has served as the Chief Financial Officer of Theralink Technologies, Inc. (“Theralink”) (OTCMKTS: THER) from May 2023 until May 2024 also served as President and Chief Financial Officer of Theralink from February 2016 until June 2020, as Chief Executive Officer of Theralink from November 2019 until June 2020 and as Acting Chief Financial Officer of Theralink from June 2020 to September 2020. He has served on the Board of Directors of Theralink since June 2020. Mr. Kucharchuk also served as Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. (“OBMP”) prior to Theralink’s acquisition of OBMP. Mr. Kucharchuk served as the Chairman and Chief Operating Officer Adhera Therapeutics, Inc. (OTCMKTS: ATRX) from July 2020 until September 2022 and its Chief Operations Officer from October 2022 to September 2024. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration.
Insider Trading Arrangements and Policies
During the six months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

10.1	Consulting Agreement, dated June 1, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date August 14, 2025	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Al Kucharchuk
	Name:	Al Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)