Form 10-Q
period 2025-09-30
Range Capital Acquisition Corp.
filed 2025-11-10
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025

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
(631)
246-0360
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	RANGU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	RANG RANGR	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
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
(§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).  Yes ☒ No ☐
As of November
7
, 2025, there were 16,037,500 ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2025 and for the Period from July 24, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and for the Period from July 24, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from July 24, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash	$419,020	$881,853
Prepaid expenses	127,448	128,720

Total Current assets	546,468	1,010,573
Long-term prepaid insurance	22,453	100,054
Investments held in Trust Account	119,343,543	100,596,478

Total Assets	$119,912,464	$101,707,105

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	128,541	41,117
Over-allotment option liability	—	147,970

Total Liabilities	203,541	264,087

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 10,000,000 shares at redemption value of approximately $10.38 and $10.06 per share as of September 30, 2025 and December 31, 2024, respectively	119,343,543	100,596,478
Shareholders’ Equity
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 and 4,500,000 issued and outstanding (excluding 11,500,000 and 10,000,000 subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively (1)(2)	454	450
Additional paid-in capital	—	885,564
Retained Earnings (Accumulated deficit)	364,926	(39,474)

Total Shareholders’ Equity	365,380	846,540

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$119,912,464	$101,707,105

(1)	December 31, 2024 includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (See Notes 5 and 7).
(2)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 24, 2024 (Inception) Through September 30,
	2025	2025	2024
Operating costs	$166,641	$647,880	$27,788

Loss from operations	(166,641)	(647,880)	(27,788)
Other income (expense):
Change on fair value of over-allotment option liability	—	(446)	—
Interest earned on marketable securities held in Trust Account	1,243,051	3,672,065	—

Total other income (expense), net	1,243,051	3,671,619	—
Net income (loss)	$1,076,410	$3,023,739	$(27,788)

Weighted average redeemable shares outstanding	11,500,000	11,489,011	—

Basic and diluted net income per redeemable ordinary share	$0.07	$0.19	$—

Weighted average non-redeemable shares outstanding	4,537,500	4,537,225	4,100,000

Basic and diluted net income (loss) per non-redeemable ordinary share	$0.07	$0.19	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shareholders
Balance – January 1, 2025	4,500,000	$450	$—	$885,564	$(39,474)	$846,540
Sale of 37,500 Private Placement Units	37,500	4	—	374,996	—	375,000
Fair value of rights included in Public Units	—	—	—	206,850	—	206,850
Fair value of over-allotment exercised	—	—	—	148,416	—	148,416
Allocated value of transaction costs to Class A ordinary shares	—	—	—	(3,878)	—	(3,878)
Remeasurement of carrying value to redemption value	—	—	—	(1,611,948)	(152,683)	(1,764,631)
Net income	—	—	—	—	905,990	905,990

Balance – March 31, 2025	4,537,500	$454	$—	$—	$713,833	$714,287
Remeasurement of carrying value to redemption value	—	—	—	—	(1,223,605)	(1,223,605)
Net income	—	—	—	—	1,041,339	1,041,339

Balance – June 30, 2025	4,537,500	$454	$—	$—	$531,567	$532,021
Remeasurement of carrying value to redemption value	—	—	—	—	(1,243,051)	(1,243,051)
Net income	—	—	—	—	1,076,410	1,076,410

Balance – September 30, 2025	4,537,500	$454	$—	$—	$364,926	$365,380

FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shareholders
Balance — July 24, 2024 (Inception)	—	$—	$—	$—	$—	$—
Ordinary shares issued to Sponsor	3,833,333	383	(25,000)	24,617	—	—
Ordinary shares issued to underwriter	266,667	27	—	1,538,373	—	1,538,400
Collection of stock subscription receivable from shareholder	—		25,000	—	—	25,000
Net loss	—	—	—	—	(27,788)	(27,788)

Balance – September 30, 2024 (unaudited)	4,100,000	$410	$—	$1,562,990	$(27,788)	$1,535,612

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2025	For The Period from July 24, 2024 (Inception) To September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$3,023,739	$(27,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,672,065)	—
Change in Fair Value of Overallotment liability	446	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	78,873	—
Accounts payable and accrued expenses	87,424	7,068

Net cash used in operating activities	(481,583)	(20,720)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,075,000)	—

Net cash used in investing activities	(15,075,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,718,750	—
Proceeds from sale of Private Placement Units	375,000	—
Proceeds from share subscription receivable from shareholder	—	25,000
Proceeds from Issuance of Representative shares	—	2,319
Proceeds from promissory note – related party	—	20,720
Payment of offering costs	—	(3,640)

Net cash provided by financing activities	15,093,750	44,399

Net Change in Cash	(462,833)	23,679
Cash – Beginning of period	881,853	—

Cash – End of period	$419,020	$23,679

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$4,231,287	$—

Deferred offering costs included in accrued offering costs	$—	$98,013

Fair Value of EBC founder shares charged to Deferred offering costs	$—	$1,536,081

The accompanying notes are an integral part of the unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and Option Units, and a portion of the net proceeds from the sale of the Private Placement Units and Option Private Placement Units, was placed in the trust account (“Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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
SEPTEMBER 30, 2025
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on
Form10-K
as filed with the SEC on March 31, 2025. The interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $419,020 and $881,853 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
Investments Held in Trust Account
At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the nine months ended September 30, 2025, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025, the Company has not experienced losses on this account.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Net Income (Loss) per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025		For the Period from July 24, 2024 (Inception) Through September 30, 2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), basic and diluted	$771,861	$304,549	$2,167,681	$856,058	$—	$(27,788)
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	11,500,000	4,537,500	11,489,011	4,537,225	—	4,100,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.19	$0.19	$—	$(0.01)

Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights		(1,379,000)
Proceeds allocated to over-allotment option		(158,636)
Ordinary shares issuance costs		(3,784,431)
Plus:
Remeasurement of carrying value to redemption value		5,918,545

Balance - December 31, 2024	10,000,000	$100,596,478

Gross proceeds from exercise of over-allotment option	1,500,000	15,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(206,850)
Ordinary shares issuance costs from exercise of over-allotment option		(277,372)
Plus:
Remeasurement of carrying value to redemption value		1,764,631

Balance - March 31, 2025	11,500,000	$116,876,887
Plus:

Remeasurement of carrying value to redemption value		1,223,605

Balance - June 30, 2025	11,500,000	$118,100,492
Plus:

Remeasurement of carrying value to redemption value		1,243,051
Balance - September 30, 2025	11,500,000	$119,343,543

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
As of September 30, 2025, the Company had $419,020 in cash and working capital of $342,927.
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
SEPTEMBER 30, 2025
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
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of September 30, 2025 and December 31, 2024, the Company had borrowed $0 under the promissory note and no other borrowing are permitted under this loan agreement.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. As of September 30, 2025 and December 31, 2024, the Company incurred $92,667 and $1,667, respectively, of administrative services fees which were included in operating expenses on the statement of operations. At September 30, 2025 and December 31, 2024, $0 and $1,667 was outstanding and reported as accrued expenses on the accompanying balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.
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
Consulting Agreement
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company (“Consultant”) pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Al Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. The agreement is effective through December 31, 2025, with the Consultant entitled to a monthly fee of $7,500. For the three and nine months ended September 30, 2025, the Company incurred and paid $22,500 and $30,000, respectively, in consulting fees. For the three and nine months ended September 30, 2024, the Company has not incurred or paid any consulting fees.
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
Underwriting Agreement
The Company granted the underwriters
a45-dayoption
from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full by the underwriters on December 31, 2024, and the over-allotment option closed on January 3, 2025. Simultaneously with the closing of the over- allotment option, the Company consummated the private placement of an aggregate of 37,500 Units to the Sponsor and EBC at a price of $10.00 per Private Placement Unit, generating gross proceeds of $375,000.
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
SEPTEMBER 30, 2025
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares — The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Ordinary Shares— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of September 30, 2025 and December 31, 2024, there were 4,537,500 and 4,500,000 ordinary shares issued and outstanding, respectively, excluding 11,500,000 and 10,000,000 shares subject to redemption. At December 31, 2024, shares outstanding includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering. At September 30, 2025, shares outstanding includes (i) 3,833,333 Founder Shares, (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering and 37,500 Private Placement Shares issued at the closing of the over-allotment option on January 3, 2025. Upon the underwriters’ exercise of their over-allotment option in full, no shares were subject to forfeiture related to the over-allotment option.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Investments held in Trust Account	1	$119,343,543	$100,596,478
Over-allotment option liability	3	$—	$147,970
At September 30, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

As of September 30, 2025, the Company had not commenced any operations. All activity for the nine months ended September 30, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the period from July 24, 2024 (inception) through September 30, 2024
Operating costs	$166,641	$647,880	$27,788
Interest earned on investments held in Trust Account	$1,243,051	$3,672,065	$—
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended September 30, 2025, we had net income of $1,076,410, which consisted of interest earned on marketable securities held in Trust Account of $1,243,051 partially offset by operational costs of $166,641.

For the nine months ended September 30, 2025, we had net income of $3,023,739, which consisted of interest earned on marketable securities held in Trust Account of $3,672,065 partially offset by operational costs of $647,880 and change on over-allotment liability of $446.

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

For the nine months ended September 30, 2025, cash used in operating activities was $481,583. Net income of $3,023,739 was affected by interest earned on investments held in the Trust Account of $3,672,065 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $166,297 of cash for operating activities.

For the period from July 24, 2024 (inception) to September 30, 2024, cash used in operating activities was $20,720. Net loss of $27,788 was affected by changes in operating assets and liabilities provided $7,068 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in investing activities was $15,075,000 consisting entirely of cash invested into the Trust Account in connection with the Company’s Initial Public Offering.

For the nine months ended September 30, 2025, cash provided by financing activities was $15,093,750, consisting of $14,718,750 in proceeds from sale of Units, net of underwriting discounts paid and $375,000 in proceeds from sale of Private Place Units.

For the period from July 24, 2024 (inception) to September 30, 2024, cash provided by financing activities was $44,399, consisting of $25,000 in proceeds from share subscription receivable from shareholder, $2,319 in proceeds from issuance of Representative shares, $20,720 in proceeds from promissory note – related party, offset by $3,640 in payment of offering costs.

As of September 30, 2025, we had investments held in the Trust Account of $119,343,543. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $419,020. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. At September 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Shares Issued to EarlyBirdCapital and Sale of Founders Shares to the Company’s Director’s Nominees and Special Advisors

The Company reported its shares issued to EBC and the sale of Founder Shares to the Company’s Director’s nominees and special advisors at fair value as the date of the initial public offering. The fair value of these shares was determined using a Probability Weighted Expected Return Method (“PWERM”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, a discount for lack of marketability, and the probability of successfully completing its initial public offering and closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the quarterly period ended, September 30, 2025 due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.

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
Form10-Q
filed with the SEC on May 15, 2025 (“Form
10-Q”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our
Form10-K
and
Form10-Q.

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
Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate of $115,575,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of
Rule2a-7of
the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.
We paid a total of $4,203,522, consisting of $2,156,250 of cash underwriting fee (net of $143,750 underwriters’ reimbursement) and $2,047,272 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the nine months ended September 30, 2025, none of the
Company’s directors or officers (as defined in

Rule16a-1(f)of

the Exchange Act) adopted or terminated a “Rule10b5-1trading arrangement” or

“non-Rule10b5-1trading

arrangement,” as each term is defined in Item 408(a) of Regulation
 S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date November 10, 2025	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Al Kucharchuk
	Name:	Al Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)