Form 10-K
period 2025-12-31
Range Capital Acquisition Corp.
filed 2026-03-25
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant on June 30, 2025, based upon the closing price of $
10.20
of the Registrant’s common stock as reported on Nasdaq, was approximately $117.3 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting
common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2026, there were 16,037,500 ordinary shares, $
0.0001
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

Recent Developments

On April 1, 2025, the Company received a letter from Marcum LLP that Marcum resigned as the independent registered accounting firm of the Company following the CBIZ CPAs P.C. acquisition of the attest business of Marcum. On April 2, 2025, the Company’s Board of Directors approved and the Company engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company, pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Andrew Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.

Our Competitive Strengths

We seek to capitalize on the strengths of a generalist outlook, entrepreneurial experience, and long-term value orientation to navigate dynamic markets in seeking an initial business combination. Our team, led by Tim Rotolo, our Chairman and Chief Executive, intends to employ an agile approach to identify and invest in undervalued assets in capital constrained markets with structural dislocations. Mr. Rotolo has experience extending across multiple ventures, including his roles as founder and CEO of Lloyd Harbor Capital Management., a SEC investment advisor with approximately $350 million in AUM as of December 31, 2025, CEO and Founder of Range Fund Holdings, a dedicated investment platform for ETF asset managers and founder of North Shore Indices, Inc. which launched URNM, a uranium mining ETF in 2019. URNM raised over $1 billion before its acquisition by Sprott Asset Management in 2022. Mr. Rotolo is currently the Chairman of Premier American Uranium, a business incubated inside of a hedge fund he co-founded. Mr. Rotolo led the company through its initial public offering in Canada. Once public, Mr. Rotolo led the company as its CEO until he announced the company’s acquisition of American Future Fuel, at which time he stepped down as CEO. In October 2025, Mr. Rotolo formed Range Capital Acquisition Corp II (“Range II”), a special purpose acquisition company formed for substantially similar purposes as our company. Range II completed its initial public offering in October 2025, raising gross proceeds of $230 million. Mr. Rotolo serves as Chairman and Chief Executive Officer of Range II, each of our independent directors serves as a director of Range II, and Jonathan Rotolo, who serves as a special advisor to us, also serves as a special advisor to Range II.

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

Business Strategy

We seek to capitalize on the strength of our management team, in particular our Chairman and Chief Executive Officer, Mr. Rotolo and our Chief Financial Officer, Mr. Kucharchuk. We believe that our team’s prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities, and that, in turn, the businesses that we identify will be able to benefit from accessing the U.S. capital markets and the expertise and network of our management team. However, there is no assurance that we will complete an initial business combination.

Acquisition Criteria

Consistent with our management team’s background, we intend to take a generalist approach to sourcing an initial business combination. We believe that this generalist approach will give us a wide initial aperture, which we will filter to potential targets by qualitative factors, sector themes, and specific attributes.

Qualitative Factors

When considering target acquisitions, we intend to look for factors that indicate a strong probability of long-term value creation, which we expect to be highly valued by the public market. The factors below are indicative of how we plan to evaluate and filter potential acquisitions, though they are not exhaustive.

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

Our Acquisition Process

We will utilize the diligence, rigor, and expertise of our management’s respective platforms to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities, including without limitation, Range II, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including without limitation, Range II), he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 18 months from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

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

Employees

We currently have two executive officers, Tim Rotolo and Andrew Kucharchuk. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contains an explanatory paragraph that states that the Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 of the financial statements.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial

Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and Southwest Asia, particularly the escalation of the Israel-Hamas and Israel-Iran conflicts, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflicts in the Middle East and Southwest Asia, particularly the escalation of the Israel-Hamas and Israel-Iran conflicts and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia, including the recent military conflicts in Iran, or elsewhere and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia, including the recent military conflicts in Iran, or elsewhere and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

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

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the Excise Tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances. On April 9, 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). On November 24, 2025, the IRS published final regulations and additional information relating to the application of the excise tax on repurchases of corporate stock.

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

Since the net proceeds of the Initial Public Offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable as opposed to companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this Annual Report entitled “Business — Comparison of Our Initial Public Offering to Those of Blank Check Companies Subject to Rule 419.”

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

Of the net proceeds of the Initial Public Offering and the sale of the private units, only approximately $750,000 were available to us initially outside the Trust Account to fund our working capital requirements. However, the underwriters have agreed to make a payment to us in an amount equal to $125,000, or $143,750 since the over-allotment option was exercised in full, to reimburse us for certain of our expenses in connection with the Initial Public Offering. This reimbursement had the effect of increasing the proceeds available to us outside of the Trust Account. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our initial shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.05 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “ — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination where a substantial majority of our shareholders seek redemption.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders have redeemed their shares.

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

Our units have been listed on NASDAQ and our ordinary shares and rights have been listed on NASDAQ on or promptly after their date of separation. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $15,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, such as Range II, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers, including Range II. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. Tim Rotolo, our Chairman and Chief Executive Officer, is also Chief Executive Officer of Lloyd Harbor Capital Management, an investment advisor. Andrew Kucharchuk, our Chief Financial Officer, serves as a consultant to us and to other public companies through Kujo Capital, LLC. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, such as Range II. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

Holders of Record

On February 28, 2026, there were three holders of record of our units, five holders of record of our ordinary shares, and one holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

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

On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company, pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Andrew Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the year ended December 31, 2025, we had net income of $4,035,451, which consisted of interest earned on marketable securities held in Trust Account of $4,838,462, partially offset by operational costs of $802,565 and change on over-allotment liability of $446.

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

For the year ended December 31, 2025, cash used in operating activities was $587,281. Net income of $4,035,451 was affected by interest earned on investments held in the Trust Account of $4,838,462 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $215,284 of cash for operating activities.

For the period from July 24, 2024 (inception) through December 31, 2024, cash used in operating activities was $334,275. Net loss of $39,474 was affected by interest earned on investments held in the Trust Account of $96,478 and change in fair value of over-allotment liability of $10,666. Changes in operating assets and liabilities used $187,657 of cash for operating activities.

For the year ended December 31, 2025, cash used in investing activities was $15,075,000 consisting entirely of cash invested into the Trust Account in connection with the Company’s Initial Public Offering.

For the period from July 24, 2024 (inception) through December 31, 2024, cash used in investing activities was $100,500,000 consisting entirely of cash invested into the Trust Account in connection with the Company’s Initial Public Offering.

For the year ended December 31, 2025, cash provided by financing activities was $15,093,750, consisting of $14,718,750 in proceeds from sale of Units, net of underwriting discounts paid and $375,000 in proceeds from sale of Private Place Units.

For the period from July 24, 2024 (inception) through December 31, 2024, cash provided by financing activities was $101,716,128, consisting of $25,000 in proceeds from share subscription receivable from shareholder, $2,319 in proceeds from issuance of Representative shares, $98,125,000 in proceeds from sale of Units, net of underwriting discounts paid and $4,000,000 in proceeds from sale of Private Place Units and $322,720 in proceeds from promissory note – related party, offset by $436,191 in payment of offering costs and repayment of promissory note - related party of $322,720.

As of December 31, 2025, we had investments held in the Trust Account of $120,509,940. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $313,322. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. At December 31, 2025 and 2024, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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
Recent Accounting Standards
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU
2023-09
on January 1, 2025 on a prospective basis. The Company evaluated requirements for the new standard and determined that the adoption of ASU
2023-09
did not have a material impact on its financial statements and disclosures.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), or person performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our man age
ment is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.
This Annual Report on
Form10-K
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
Insider Trading Arrangements
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Tim Rotolo	41	Chairman and Chief Executive Officer
Andrew Kucharchuk	45	Chief Financial Officer
James Grigor	42	Director
Alexander Matina	49	Director
John Lovett	74	Director

Tim Rotolo serves as our Chairman and Chief Executive Officer. Mr. Rotolo also serves as Chairman and Chief Executive Officer of Range II. Since 2015, he has served as founder and CEO of Lloyd Harbor Capital Management, a SEC investment advisor with approximately $400 million in AUM as of December 31, 2023. Mr. Rotolo is also a manager of Sachem Cove Partners, LLC, a fund managed by Lloyd Harbor Capital Management. He has also served as founder and CEO of Range Fund Holdings, a dedicated investment platform for ETF asset managers, since 2022 and founder of North Shore Indices, Inc. which launched URNM, a uranium mining ETF in 2019. URNM raised over $1 billion before its acquisition by Sprott Asset Management in 2022. From May 2020 to January 2023, Mr. Rotolo served as the CEO of Norfolk Markets, a registered broker dealer specializing in fixed income products and alternative investments. Mr. Rotolo is currently the Chairman of Premier American Uranium, a business incubated inside of a hedge fund he co-founded in 2018. Mr. Rotolo led the company through its initial public offering in Canada. Once public, Mr. Rotolo led the company as its CEO until he announced the company’s acquisition of American Future Fuel, at which time he stepped down as CEO. Mr. Rotolo has a B.A. degree from Tufts University. Mr. Rotolo’s qualifications to serve on our board of directors include his extensive investment experience and deal-sourcing capabilities.

Andrew Kucharchuk serves as our Chief Financial Officer under a consultancy agreement with Kujo Capital, LLC. Mr. Kucharchuk serves as Chief Financial Officer for Range Capital Acquisition Corp II. Chief Financial Officer of Cero Therapeutics, Inc (Nasdaq:CERO). Previously, he has served as the Chief Financial Officer of Theralink Technologies, Inc. (“Theralink”) (OTCMKTS: THER) from May 2023 until May 2024. Mr. Kucharchuk also served as President and Chief Financial Officer of Theralink from February 2016 until June 2020, as Chief Executive Officer of Theralink from November 2019 until June 2020 and as Acting Chief Financial Officer of Theralink from June 2020 to September 2020. He has served on the Board of Directors of Theralink since June 2020. Mr. Kucharchuk also served as Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. (“OBMP”) prior to Theralink’s acquisition of OBMP. Mr. Kucharchuk served as the Chairman and Chief Operating Officer Adhera Therapeutics, Inc. (OTCMKTS: ATRX) from July 2020 until September 2022 and its Chief Operations Officer from October 2022 to September 2024. Since April 2024, Mr. Kucharchuk served as the Chief Financial Officer of Chain Bridge I. from August 2025 to present, Mr. Kucharchuk served as a member of the board of directors and the chair of audit committee of Windtree Therapeutics. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration.

James Grigor serves on our board of directors. Mr. Grigor also serves as a director of Range II. Mr. Grigor has been the CEO of Syzygy Investment Advisory, a global macro investing firm, since September 2023. From April 2017 to July 2023, Mr. Grigor served as the Chief Investment Officer for NZ Funds Management, a pensions and wealth management firm with $3 billion under management. Mr. Grigor has a Bachelor of Commerce degree in Finance and a Post Graduate Diploma Science degree in statistics from University of Auckland. Mr. Grigor is also a CFA Charterholder.

Alexander Matina serves on our board of directors. Mr. Matina also serves as a director of Range II. Mr. Matina has been serving as a Managing Member of LANECR Consulting since January 2024. Since March 2024, Mr. Matina has been serving as a director of NuRide. Since 2020, Mr. Matina has been serving as Director of St. Francis Hospital Foundation. Mr. Matina has also been serving as Director of TGI Friday’s since November 2019, and as Director of Crowheart, an upstream oil and gas company, since November 2017. From May 2015 to present, Mr. Matina has been a director of S&W Seed Co. Since May 2013, Mr. Matina has been a director of Trinity Place Holdings. From December 2017 to May 2019, Mr. Matina served as a director of Papa Murphy’s. From November 2007 to December 2023, Mr. Matina served as Portfolio Manager, Vice President of MFP Investors LLC. Mr. Matina received a B.S. degree in Finance and Accounting from Fordham University, and a MBA degree in Finance from Columbia University.

John Lovett serves on our board of directors. Mr. Lovett also serves as a director of Range II. Mr. Lovett was a partner and the subsequent owner of Lovett Silverman Construction Consultants, Inc, providing construction consulting services to owners, policyholders and their attorneys throughout the United States, Mexico and Canada, since 1982. Mr. Lovett’s responsibilities included all phases of construction management: initial evaluation, construction cost estimating, critical path scheduling (CPM), litigation support, contract preparation negotiations, and the preparation and evaluation of construction claims. Over the course of his career, Mr. Lovett handled more than 2,500 construction claims and provided expert testimony regarding quality of work, design changes, design defect delays, contract disputes, construction defects and wrongful termination. In 2016, Lovett Silverman was acquired by private equity backed, J.S. Held, a global consulting firm providing specialized technical, scientific, financial and advisory services. From 2016 to 2020, Mr. Lovett served as Executive VP of J.S. Held until he retired. Mr. Lovett has a A.E. degree in mechanical engineering and a B.S. degree in engineering management from Wentworth Institute of Technology.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities, including without limitation, Range II, pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including without limitation, Range II), he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Specifically, Mr. Rotolo, our Chairman and Chief Executive Officer, is Chief Executive Officer of Lloyd Harbor Capital Management, an investment advisor, and Mr. Kucharchuk, our Chief Financial Officer, is a consultant to us and other companies through Kujo Capital, LLC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025 there were no delinquent filers.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary shares
Range Capital Acquisition Sponsor, LLC(2)	4,036,458	(3)	25.2%
Tim Rotolo(2)	4,036,458	(3)	25.2%
James Grigor(4)	25,000		*
Alexander Matina	25,000		*
John Lovett(4)	25,000		*
All executive officers and directors as a group (four individuals)	4,111,458		25.6%
D.E. Shaw & Co., L.P.(5)	870,000		5.4%
Ramya Rao(6)	832,291		5.2%
Polar Asset Management Partners Inc.(7)	925,000		5.8%
Barclays PLC(8)	1,327,291		8.3%

*	Indicates less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Range Capital Acquisition Corp., 44 Main Street, Cold Spring Harbor, NY 11724.
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

(6)	Based on a Schedule 13G filed on February 14, 2025, by Ramya Rao, a citizen of the United Kingdom. Ramya Rao’s address is 1 Churchill Place, London – E14 5HP.
(7)

Based on a Schedule 13G filed on February 14, 2025, by Polar Asset Management Partners Inc. The reporting person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The address of the principal business office of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(8)	Based on a Schedule 13G/A filed on March 21, 2025, by Barclays PLC. The address of the principal business office of the reporting person is 1 Churchill Place, London - E14 5HP.

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

On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company, pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. Effective as of August 11, 2025, Mr. Tim Rotolo resigned as the Chief Financial Officer of the Company and the board of directors of the Company appointed Mr. Andrew Kucharchuk to serve as the Chief Financial Officer of the Company, to fill the vacancy created by Mr. Tim Rotolo’s resignation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed, on April 1, 2025, we were notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ”) acquired the attest business of Marcum. On April 2, 2025, following Marcum’s resignation and with the approval of our Board of Directors, CBIZ was engaged as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

The following is a summary of fees paid to CBIZ and Marcum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our Quarterly Reports on Form 10-Q, as well as services provided by our independent registered public accounting firm in connection with statutory and regulatory filings. For the year ended December 31, 2025, fees billed by CBIZ totaled $122,025 for services related to the review of the Company’s interim financial information included in Forms 10-Q and the audit of the Company’s financial statements as of and for the year ended December 31, 2025. For the period from July 24, 2024 (inception) through December 31, 2024, fees billed by Marcum totaled $135,415 for services related to the review of the Company’s interim financial information included in Forms 10-Q and the audit of the Company’s financial statements for the year ended December 31, 2024.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025 and for the period from July 24, 2024 (inception) through December 31, 2024,we did not pay any audit-related fees.

Tax Fees. We did not pay any fees for tax planning and tax advice during the year ended December 31, 2025 and for the period from July 24, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay any other fees during the year ended December 31, 2025 and for the period from July 24, 2024 (inception) through December 31, 2024.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Ordinary Share Certificate.

4.3(2)	Specimen Rights Certificate.

4.4(1)	Rights Agreement, dated December 19, 2024, between the Registrant and Continental Stock Transfer & Trust Company.

4.5(4)	Description of Securities of the Registrant.

10.1(2)	Securities Subscription Agreement between Registrant and Sponsor.

10.2(2)	EBC Founder Shares Purchase Letter Agreement between Registrant and EarlyBirdCapital, Inc.

10.3(1)	Underwriting Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.4(1)	Business Combination Marketing Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.5(1)	Investment Management Trust Agreement, dated December 19, 2024, between the Company and Continental Stock Transfer & Trust Company.

10.6(1)	Private Placement Unit Purchase Agreement, dated December 19, 2024, between the Company and Range Capital Acquisition Sponsor, LLC.

10.7(1)	Private Placement Unit Purchase Agreement, dated December 19, 2024, between the Company and EarlyBirdCapital, Inc.

10.8(1)	Registration Rights Agreement, dated December 19, 2024, among the Company, the Sponsor and certain securityholders.

10.9(1)	Administrative Services Agreement, dated December 19, 2024, between the Company and the Sponsor.

10.10(1)	Letter Agreement, dated December 19, 2024, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.

10.11(2)	Form of Indemnity Agreement.

10.12(1)	Share Escrow Agreement, dated December 19, 2024, by and among the Company, Continental, and certain security holders.

10.13(3)	Consulting Agreement, dated June 1, 2025

19.1(4)	Insider Trading Policy

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1(4)	Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Document

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2024.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-283518), filed with the SEC on December 12, 2024, as amended.
(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 1, 2025.
(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2025.

ITEM 16. FORM 10-K SUMMARY

None

RANGE CAPITAL ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID: #199)	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID: #688)	F- 3
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F- 4
Statements of Operations for the Year Ended December 31, 2025 and for the Period from July 24, 2024 (Inception) through December 31, 2024	F- 5
Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2025 and for the Period from July 24, 2024 (Inception) through December 31, 2024	F- 6
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from July 24, 2024 (Inception) through December 31, 2024	F- 7
Notes to Financial Statements	F- 8 to F-1 8

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Range Capital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Range Capital Acquisition Corp. (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses on or before June 23, 2026. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ CBIZ CPA
S
P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum
LLP
by CBIZ CPAs P.C. effective November 1, 2024).
New York, NY
March 24, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Range Capital Acquisition Corp.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/
Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor from 2024 to 2025.
New York, NY
March 28, 2025

RANGE CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$313,322	$881,853
Prepaid expenses	103,995	128,720

Total Current assets	417,317	1,010,573
Long-term prepaid insurance	—	100,054
Investments held in Trust Account	120,509,940	100,596,478

Total Assets	$120,927,257	$101,707,105

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	131,622	41,117
Over-allotment option liability	—	147,970

Total Liabilities	206,622	264,087

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 10,000,000 shares at redemption value of approximately $10.48 and $10.06 per share as of December 31, 2025 and 2024, respectively	120,509,940	100,596,478
Shareholders’ Equity
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 and 4,500,000 issued and outstanding (excluding 11,500,000 and 10,000,000 subject to possible redemption) as of December 31, 2025 and 2024, respectively (1)(2)	454	450
Additional paid-in capital	—	885,564
Retained Earnings (Accumulated deficit)	210,241	(39,474)

Total Shareholders’ Equity	210,695	846,540

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$120,927,257	$101,707,105

(1)	December 31, 2024 includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (See Notes 5 and 7).
(2)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
The accompanying notes are an integral part of these financial statements.

F-
4

RANGE CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from July 24, 2024 (Inception) Through December 31, 2024
Operating costs	$802,565	$146,618

Loss from operations	(802,565)	(146,618)
Other income (expense):
Change on fair value of over-allotment option liability	(446)	10,666
Interest earned on marketable securities held in Trust Account	4,838,462	96,478

Total other income, net	4,838,016	107,144

Net income (loss)	$4,035,451	$(39,474)

Weighted average redeemable shares outstanding	11,491,781	634,921

Basic and diluted net income (loss) per redeemable ordinary share	$0.25	$(0.01)

Weighted average non-redeemable shares outstanding	4,537,295	4,385,714

Basic and diluted net income (loss) per non-redeemable ordinary share	$0.25	$(0.01)

The accompanying notes are an integral part of these financial statements.

F-
5

RANGE CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025 AND
FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Stock Subscription Receivable from Shareholders	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — July 24, 2024 (Inception)	—	$—	$—	$—	$—	$—
Ordinary shares issued to Sponsor (1)(2)	3,833,333	383	(25,000)	24,617	—	—
Ordinary shares issued to underwriter (2)	266,667	27	—	1,538,373	—	1,538,400
Sale of 400,000 Private Placement Units	400,000	400		3,999,960		4,000,000
Fair value of rights included in Public Units				1,379,000		1,379,000
Allocated value of transaction costs to redeemable shares				(137,841)		(137,841)
Accretion for redeemable ordinary shares to redemption amount				(5,918,545)		(5,918,545)
Collection of stock subscription receivable from shareholder	—		25,000	—	—	25,000
Net loss	—	—	—	—	(39,474)	(39,474)

Balance – December 31, 2024	4,500,000	450	—	885,564	(39,474)	846,540
Sale of 37,500 Private Placement Units	37,500	4	—	374,996	—	375,000
Fair value of rights included in Public Units				206,850		206,850
Fair value of over-allotment exercised				148,416		148,416
Allocated value of transaction costs to Public Rights	—		—	(3,878)	—	(3,878)
Remeasurement of carrying value to redemption value	—		—	(1,611,948)	(3,785,736)	(5,397,684)
Net income	—	—	—	—	4,035,451	4,035,451

Balance – December 31, 2025	4,537,500	$454	$—	$—	$210,241	$210,695

The accompanying notes are an integral part of these financial s tate
ments.

F-
6

RANGE CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For The Period from July 24, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,035,451	$(39,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,838,462)	(96,478)
Change in Fair Value of Overallotment liability	446	(10,666)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	124,779	(228,774)
Accounts payable and accrued expenses	90,505	41,117

Net cash used in operating activities	(587,281)	(334,275)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,075,000)	(100,500,000)

Net cash used in investing activities	(15,075,000)	(100,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,718,750	98,125,000
Proceeds from sale of Private Placement Units	375,000	4,000,000
Proceeds from share subscription receivable from shareholder	—	25,000
Proceeds from Issuance of Representative shares	—	2,319
Proceeds from promissory note - related party	—	322,720
Repayment of promissory note - related party	—	(322,720)
Payment of offering costs	—	(436,191)

Net cash provided by financing activities	15,093,750	101,716,128

Net Change in Cash	(568,531)	881,853
Cash – Beginning of period	881,853	—

Cash – End of period	$313,322	$881,853

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$5,397,684	$5,918,545

Deferred offering costs included in accrued offering costs	$—	$75,000

Deferred offering costs paid by Sponsor in exchange for issuance of non-redeemable ordinary shares	$—	$383

The accompanying notes are an integral part of these financial statements.

F-
7

RANGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND FOR THE PERIOD FROM JULY 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024
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
As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and Option Units, and a portion of the net proceeds from the sale of the Private Placement Units and Option Private Placement Units, was placed in the trust account (“Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions underRule2a-7ofthe Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

F-
8

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

F-
9

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $313,322 and $881,853 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.
Investments Held in Trust Account
At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the year ended December 31, 2025 and 2024, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the Company has not experienced losses on this account.

F-
10

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over- allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering on December 23, 2024. As of December 31, 2024, the over-allotment was outstanding and on January 3, 2025, the underwriters fully exercised their over- allotment option.

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
Net Income (Loss) per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2025		For the Period from July 24, 2024 (Inception) through December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic and diluted	$2,893,150	$1,142,301	$(4,992)	$(34,482)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,491,781	4,537,295	634,921	4,385,714
Basic and diluted net income (loss) per ordinary share	$0.25	$0.25	$(0.01)	$(0.01)
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as December 31, 2025 and 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025 and 2024, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Ordinary Shares subject to possible redemption	Shares	Amount
Gross proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to Public Rights		(1,379,000)
Proceeds allocated to over-allotment option		(158,636)
Ordinary shares issuance costs		(3,784,431)
Plus:
Remeasurement of carrying value to redemption value		5,918,545

Balance - December 31, 2024	10,000,000	$100,596,478

Gross proceeds from exercise of over-allotment option	1,500,000	15,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(206,850)
Ordinary shares issuance costs from exercise of over-allotment option		(277,372)
Plus:
Remeasurement of carrying value to redemption value		5,397,684

Balance – December 31, 2025	11,500,000	$120,509,940

F-1
2

Recently Issued Accounting Standards
In December 2023, the FASB issued
ASU2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU
2023-09
on January 1, 2025 on a prospective basis. The Company evaluated requirements for the new standard and determined that the adoption of ASU
2023-09
did not have a material impact on its financial statements and disclosures.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Liquidity, Capital Resources and Going Concern
As of December 31, 2025, the Company had $313,322 in cash and working capital of $210,695.
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

F-1
3

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
The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up
for a period of 180 days immediately following the date of the effectiveness of the Initial Public Offering. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.
Promissory Note — Related Party
Prior to the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The loan was repaid at the closing of the Initial Public Offering out of the $750,000 of offering proceeds that were allocated to the payment of offering expenses. As of December 31, 2025 and 2024, the Company had borrowed $0 under the promissory note and no other borrowings are permitted under this loan agreement.
Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. As of December 31, 2025 and 2024, the Company incurred $122,667 and $1,667, respectively, of administrative services fees which were included in operating expenses on the statements of operations. At December 31, 2025 and 2024, $0 and $1,667 was outstanding and reported as accrued expenses on the accompanying balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

F-1
4

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
Consulting Agreement
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company (“Consultant”) pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. The agreement was originally effective through
December 31, 2025, and was subsequently extended for an additional six months, during which the Consultant is entitled to a monthly fee of $7,500. For the year ended December 31, 2025, the Company incurred and paid $52,500, in consulting fees. For the year ended December 31, 2024, the Company has not incurred or paid any consulting fees.
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

F-1
5

Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing military conflicts in Ukraine, the Middle East (including Iran) and other regions. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the military conflicts in the Middle East (including Iran) and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its financial statements and related disclosures. Based on its preliminary assessment, the Company does not expect the provisions of the OBBBA to have a material impact on its financial statements or related disclosures.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.
Ordinary Shares
— The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of December 31, 2025 and 2024, there were 4,537,500 and 4,500,000 ordinary shares issued and outstanding, respectively, excluding 11,500,000 and 10,000,000 shares subject to redemption. At December 31, 2024, shares outstanding includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering. At December 31, 2025, shares outstanding includes (i) 3,833,333 Founder Shares, (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering and 37,500 Private Placement Shares issued at the closing of the over-allotment option on January 3, 2025. Upon the underwriters’ exercise of their over-allotment option in full, no shares were subject to forfeiture related to the over-allotment option.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

F-1
6

	Level	December 31, 2025	December 31, 2024
Investments held in Trust Account	1	$120,509,940	$100,596,478
Over-allotment option liability	3	$—	$147,970
At December 31, 2025 and 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The over-allotment option was accounted for as a liability in accordance with
ASC815-40
and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at December 23, 2024 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. Upon exercise of the over-allotment option on January 3, 2025, the fair value of the over-allotment option was de-recognized
in the statements of changes in shareholders’ equity.
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
As of December 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2025	For the period from July 24, 2024 (inception) through December 31, 2024
Operating costs	$802,565	$146,618
Interest earned on investments held in Trust Account	$4,838,462	$96,478

F-1
7

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

F-1
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Dated: March 24, 2026	By:	/s/ Tim Rotolo
Tim Rotolo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2026.

Signatures	Capacity in Which Signed

/s/ Tim Rotolo Tim Rotolo	Chairman and Chief Executive Officer (Principal Executive Officer Officer)

/s/ Andrew Kucharchuk Andrew Kucharchuk	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James Grigor James Grigor	Director

/s/ Alexander Matina Alexander Matina	Director

/s/ John Lovett John Lovett	Director