Form 10-Q
period 2026-03-31
Range Capital Acquisition Corp.
filed 2026-05-13
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
of the Exchange Act).  Yes ☒ No ☐
As of May 8, 2026, there were 16,037,500 ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$4,392	$313,322
Prepaid expenses	148,677	103,995

Total Current assets	153,069	417,317
Investments held in Trust Account	121,580,626	120,509,940

Total Assets	$121,733,695	$120,927,257

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	155,355	131,622

Total Liabilities	155,355	206,622

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.57 and $10.48 per share as of March 31, 2026 and December 31, 2025, respectively	121,580,626	120,509,940
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 issued and outstanding (excluding 11,500,000 subject to possible redemption) as of March 31, 2026 and December 31, 2025 (1)	454	454
Additional paid-in capital	—	—
(Accumulated deficit)/ Retained Earnings	(2,740	210,241

Total Shareholders’ (Deficit) Equity	(2,286	210,695

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$121,733,695	$120,927,257

(1)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Formation and operational costs	$212,981	$298,973

Loss from operations	(212,981)	(298,973)

Other income:
Change on fair value of over-allotment option liability	—	(446)
Interest earned on investments held in Trust Account	1,070,686	1,205,409

Total other income	1,070,686	1,204,963

Net income	$857,705	$905,990

Weighted average redeemable shares outstanding	11,500,000	11,466,667

Basic and diluted net income per redeemable ordinary share	$0.05	$0.06

Weighted average non-redeemable shares outstanding	4,537,500	4,536,667

Basic and diluted net income per non-redeemable ordinary share	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shareholders	Capital	Deficit	Deficit
Balance – January 1, 2026	4,537,500	$454	$—	$—	$210,241	$210,695
Accretion for redeemable ordinary shares to redemption amount	—	—	—	—	(1,070,686)	(1,070,686)
Net income	—	—	—	—	857,705	857,705

Balance – March 31, 2026	4,537,500	$454	$—	$—	$(2,740)	$(2,286)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shareholders
Balance – January 1, 2025	4,500,000	$450	$—	$885,564	$(39,474)	$846,540
Sale of 37,500 Private Placement Units	37,500	4	—	374,996	—	375,000
Fair value of rights included in Public Units	—	—	—	206,850	—	206,850
Fair value of over-allotment exercised	—	—	—	148,416	—	148,416
Allocated value of transaction costs to Pubic Rights	—	—	—	(3,878)	—	(3,878)
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,611,948)	(152,683)	(1,764,631)
Net income	—	—	—	—	905,990	905,990

Balance – March 31, 2025	4,537,500	$454	$—	$—	$713,833	$714,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$857,705	$905,990
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,070,686)	(1,205,409)
Change in Fair Value of Over-allotment liability	—	446
Changes in operating assets and liabilities:
Prepaid expenses	(44,682)	(32,145)
Due from Sponsor	—	(2,284)
Accounts payable and accrued expenses	23,733	60,912

Net cash used in operating activities	(233,930)	(272,490)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(15,075,000)

Net cash used in investing activities	—	(15,075,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	14,718,750
Proceeds from sale of Private Placement Units	—	375,000
Payment of offering costs	(75,000)	—

Net cash (used in) provided by financing activities	(75,000)	15,093,750

Net Change in Cash	(308,930)	(253,740)
Cash - Beginning of period	313,322	881,853

Cash - End of period	$4,392	$628,113

Supplemental disclosure of noncash investing and financing activities:

Accretion of redeemable ordinary shares to redemption value	$1,070,686	$1,764,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on December 19, 2024. On December 23, 2024, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Range Capital Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and EarlyBird Capital, Inc., (“EBC”) the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $4,000,000.
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
MARCH 31, 2026
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
MARCH 31, 2026
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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form
10-K
as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,392 and $313,322 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Investments Held in Trust Account
As of March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. For the three months ended March 31, 2026 and 2025, the Company did not withdraw any interest earned on the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on this account.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over- allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering on December 23, 2024. At December 31, 2024, the over-allotment was outstanding and on January 3, 2025, the underwriters fully exercised their over- allotment option.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
Net Income per Ordinary Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026
Basic and diluted net income per ordinary share:	Redeemable	Non- Redeemable
Numerator:
Allocation of net income, basic and diluted	$615,034	$242,671
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	4,537,500
Basic and diluted net income per ordinary share	$0.05	$0.05

	For the Three Months Ended March 31, 2025
Basic and diluted net income per ordinary share:	Redeemable	Non- Redeemable
Numerator:
Allocation of net income, basic and diluted	$649,158	$256,832
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,466,667	4,536,667
Basic and diluted net income per ordinary share	$0.06	$0.06
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated equity. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Ordinary Shares subject to possible redemption	Shares	Amount
Balance – December 31, 2025	11,500,000	$120,509,940
Plus:
Remeasurement of carrying value to redemption value		1,070,686

Balance – March 31, 2026	11,500,000	$121,580,626

Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Liquidity, Capital Resources and Going Concern
As of March 31, 2026, the Company had $4,392 in cash and working capital deficit of $2,286.
The Company has until June 23, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 23, 2026.
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
MARCH 31, 2026
(UNAUDITED)
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
On November 14, 2024, the Sponsor transferred 125,000 Founder Shares to director nominees and special advisors to the Company. The sale of the Founders Shares to the Company’s director’s nominees and special advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 125,000 shares granted to the Company’s director’s nominees and special advisors was $477,500 or $3.82 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the issuance date of these unaudited condensed financial statements, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
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
Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. For the three months ended March 31, 2026 and 2025, the Company recognized $30,000 and $32,667 in administrative fees, respectively. As of March 31, 2026 and December 31, 2025, no amounts had been accrued and remained unpaid under this agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
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
Consulting Agreement
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company (“Consultant”) pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. The agreement was originally effective through December 31, 2025, and was subsequently extended for an additional six months, during which the Consultant is entitled to a monthly fee of $7,500. For the three months ended March 31, 2026, the Company incurred and paid $22,500, in consulting fees. For the three months ended March 31, 2025, the Company has not incurred or paid any consulting fees.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
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

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its unaudited condensed financial statements and related disclosures. Based on its preliminary assessment, the Company does not expect the provisions of the OBBBA to have a material impact on its unaudited condensed financial statements or related disclosures.
Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas and Iran conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares—
The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Ordinary Shares—
The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of March 31, 2026 and December 31, 2025, there were 4,537,500 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to redemption. As of March 31, 2026, shares outstanding includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Placement Shares), (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering. As of March 31, 2026, shares outstanding includes (i) 3,833,333 Founder Shares, (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering and 37,500 Private Placement Shares issued at the closing of the over-allotment option on January 3, 2025. Upon the underwriters’ exercise of their over-allotment option in full, no shares were subject to forfeiture related to the over-allotment option.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Investments held in Trust Account	1	$121,580,626	$120,509,940
As of March 31, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
NOTE 9 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
As of March 31, 2026 and December 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Formation and operational costs	$212,981	$298,973
Interest earned on investments held in Trust Account	$1,070,686	$1,205,409

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)
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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements other than disclosed in the Notes.
On April 14, 2026, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to Range Capital Holdings, LLC (the “Payee”), an affiliate of the Sponsor and a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Payee has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of units (“Working Capital Units”) equal to the portion of the principal amount of the Note being converted divided by $10.00, rounded up to the nearest whole number. The terms of the Working Capital Units, if any, would be identical to the terms of the private placement units issued by the Company at the time of its Initial Public Offering, as described in the prospectus for the Initial Public Offering dated December 19, 2024 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
Subsequent to March 31, 2026, the Company has drawn $47,000 under the Note.
On May 5, 2026, the Company filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders scheduled for June 18, 2026. At the meeting, shareholders will be asked to approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination to December 23, 2026. Shareholders will have the right to redeem their public shares in connection with the proposed extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Range Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Range Capital Acquisition Sponsor, LLC, and references to “EBC” refers to EarlyBird Capital, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 23, 2024, we consummated our initial public offering (the “Initial Public Offering”) of 10,000,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 private placement units at a price of $10.00 per unit in a private placement to Range Capital Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and EarlyBird Capital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $4,000,000. On December 31, 2024, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on January 3, 2025, we consummated the private placement of an aggregate of 37,500 private placement units to the Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $375,000.

Following the closings of the Initial Public Offering on December 23, 2024 and the over-allotment on January 3, 2025, an aggregate amount of $115,575,000 ($10.05 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account (the “Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders..

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On April 14, 2026, the Company issued the Note in the principal amount of up to $1,500,000 to the Payee, an affiliate of the Sponsor and a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Payee has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into the Working Capital Units equal to the portion of the principal amount of the Note being converted divided by $10.00, rounded up to the nearest whole number.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended March 31, 2026, we had net income of $857,705, which consisted of interest earned on investments held in Trust Account of $1,070,686, partially offset by operational costs of $212,981.

For the three months ended March 31, 2025, we had net income of $905,990, which consisted of interest earned on investments held in Trust Account of $1,205,409 partially offset by operational costs of $298,973 and change on over-allotment liability of $446.

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

For the three months ended March 31, 2026, cash used in operating activities was $233,930. Net income of $857,705 was affected by interest earned on investments held in the Trust Account of $1,070,686. Changes in operating assets and liabilities used $20,949 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $272,490. Net loss of $905,990 was affected by interest earned on investments held in the Trust Account of $1,205,409 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $26,483 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $121,580,626. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $4,392. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

On April 14, 2026, the Company issued the Note in the principal amount of up to $1,500,000 to the Payee, an affiliate of the Sponsor and a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Payee has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into the Working Capital Units equal to the portion of the principal amount of the Note being converted divided by $10.00, rounded up to the nearest whole number.

We have until June 23, 2026, to consummate the initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a period of at least one year from the issuance date of these unaudited condensed financial statements. Management has determined the Company’s insufficient liquidity, together with the potential for liquidation if a business combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
filed with the SEC on March 25, 2026 (“Form
10-K”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our
Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 23, 2024, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Units, generating gross proceeds of $100,000,000. Each Unit consists of one ordinary share and one right, entitling the holder to receive one-tenth
of one ordinary share upon completion of an initial Business Combination.
Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBird Capital, Inc., the representative of the underwriters, purchased an aggregate of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement generating gross proceeds of $4,000,000.
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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarterly period ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement”
or “non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated December 23, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date May 13, 2026	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Al Kucharchuk
	Name:	Al Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)