Form 10-Q
period 2026-09-30
Range Capital Acquisition Corp.
filed 2026-11-13
CIK 2035644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:
001-42448

Range Capital Acquisition Corp.
(Exact Name of Registrant as Specified in Its C
hart
er)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 Main Street
Cold Spring Harbor
New York11724
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act). Yes ☒ No ☐
As of November 10, 2026, there were 6,697,971 ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash	$37	$313,322
Prepaid expenses	47,608	103,995

Total Current assets	47,645	417,317
Investments held in Trust Account	23,537,623	120,509,940

Total Assets	$23,585,268	$120,927,257

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	268,376	131,622
Promissory note - related party	470,000	—

Total Liabilities	738,376	206,622

Commitments And Contingencies (Note 6)
Ordinary shares subject to possible redemption, 2,160,471 and 11,500,000 shares at redemption value of approximately $10.89 and $10.48 per share as of September 30, 2026 and December 31, 2025, respectively	23,537,623	120,509,940
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,537,500 issued and outstanding (excluding 2,160,471 and 11,500,000 subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively(1)	454	454
Additional paid-in capital	—	—
(Accumulated deficit)/ Retained Earnings	(691,185)	210,241

Total Shareholders’ (Deficit) Equity	(690,731)	210,695

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$23,585,268	$120,927,257

(1)	On January 3, 2025, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operational costs	$175,109	$166,641	$661,426	$647,880

Loss from operations	(175,109)	(166,641)	(661,426)	(647,880)

Other income (expense):
Change on fair value of over-allotment option liability	—	—	—	(446)
Interest earned on investments held in Trust Account	214,403	1,243,051	2,280,116	3,672,065

Total other income, net	214,403	1,243,051	2,280,116	3,671,619

Net income	$39,294	$1,076,410	$1,618,690	$3,023,739

Basic and diluted weighted average redeemable shares outstanding	2,160,471	11,500,000	7,907,873	11,489,011

Basic and diluted net income per redeemable ordinary share	$0.01	$0.07	$0.13	$0.19

Basic and diluted weighted average non-redeemable shares outstanding	4,537,500	4,537,500	4,537,500	4,537,225

Basic and diluted net income per non-redeemable ordinary share	$0.01	$0.07	$0.13	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2026	4,537,500	$454	—	$210,241	$210,695
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,070,686)	(1,070,686)
Net income	—	—	—	857,705	857,705

Balance – March 31, 2026	4,537,500	454	—	(2,740)	(2,286)
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,055,027)	(1,055,027)
Net income	—	—	—	721,691	721,691

Balance – June 30, 2026	4,537,500	454	—	(336,076)	(335,622)
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(394,403)	(394,403)
Net income	—	—	—	39,294	39,294

Balance – September 30, 2026	4,537,500	$454	$—	$(691,185)	$(690,731)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance – January 1, 2025	4,500,000	$450	$885,564	$(39,474)	$846,540
Sale of 37,500 Private Placement Units	37,500	4	374,996	—	375,000
Fair value of rights included in Public Units	—	—	206,850	—	206,850
Fair value of over-allotment exercised	—	—	148,416	—	148,416
Allocated value of transaction costs to Pubic Rights	—	—	(3,878)	—	(3,878)
Accretion for redeemable ordinary shares to redemption amount	—	—	(1,611,948)	(152,683)	(1,764,631)
Net income	—	—	—	905,990	905,990

Balance – March 31, 2025	4,537,500	454	—	713,833	714,287
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,223,605)	(1,223,605)
Net income	—	—	—	1,041,339	1,041,339

Balance – June 30, 2025	4,537,500	454	—	531,567	532,021
Accretion for redeemable ordinary shares to redemption amount	—	—	—	(1,243,051)	(1,243,051)
Net income	—	—	—	1,076,410	1,076,410

Balance – September 30, 2025	4,537,500	$454	$—	$364,926	$365,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,618,690	$3,023,739
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,280,116)	(3,672,065)
Change in fair value of over-allotment liability	—	446
Changes in operating assets and liabilities:
Prepaid expenses	56,387	78,873
Accounts payable and accrued expenses	136,754	87,424

Net cash used in operating activities	(468,285)	(481,583)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(240,000)	(15,075,000)
Cash withdrawn from Trust Account in connection with redemption	99,492,433	—

Net cash provided by (used in) investing activities	99,252,433	(15,075,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	14,718,750
Proceeds from sale of Private Placement Units	—	375,000
Payment of offering costs	(75,000)	—
Proceeds from promissory note - related party	470,000	—
Redemption of ordinary shares	(99,492,433)	—

Net cash (used in) provided by financing activities	(99,097,433)	15,093,750

Net Change in Cash	(313,285)	(462,833)
Cash - Beginning of period	313,322	881,853

Cash - End of period	$37	$419,020

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable ordinary shares to redemption value	$2,520,116	$4,231,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
SEPTEMBER 30, 2026
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
In connection with the vote to approve the Amendment, holders of 9,339,529 Public Shares exercised their right to redeem their ordinary shares for cash at a redemption price of approximately $10.65 per share, for an aggregate redemption amount of approximately $99,492,433. As a result, 2,160,471 Public Shares remain outstanding.
Pursuant to the Amended Articles, the Sponsor deposited $60,000 into the Trust Account in connection with each Monthly Extension in June, July, August and September 2026, for an aggregate of $240,000 as of September 30, 2026, which extended the date by which the Company must consummate a Business Combination to October 23, 2026. Subsequently, $60,000 was drawn down under the Extension Note and deposited into the Trust Account, which extended the date by which we must consummate a Business Combination to November 23, 2026.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL
STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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
On September 11, 2026, the Company received a written notice (the “Notice”) from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 Total Holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Requirement”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global Market.
The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Total Holders Requirement. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Requirement. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.
On November 10, 2026, the Staff notified the Company that, based on its further review and the materials submitted by the Company on October 21, 2026 and November 6, 2026, the Staff had determined to grant the Company an extension to regain compliance with the Minimum Total Holders Requirement. Under the terms of the extension, on or before March 10, 2027, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, that demonstrates that its ordinary shares have a minimum of 400 Total Holders. In the event the Company does not satisfy the terms of the extension, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that the Company will regain compliance with the Minimum Total Holders Requirement on or before March 10, 2027.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report onForm10-Kas filed with the SEC on March 25, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Segment Reporting
The Company complies withASU2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $37 and $313,322 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Investments Held in Trust Account
As of September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026 and December 31, 2025, the Company has not experienced losses on this account.
Offering Costs
The Company complies with the requirements of the ASC340-10-S99and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
SEPTEMBER 30, 2026
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
Net Income per Ordinary Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On January 3, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. As of September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2026		2025
Basic and diluted net income per ordinary share:	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Numerator:
Allocation of net income, basic and diluted	$12,675	$26,619	$771,861	$304,549
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,160,471	4,537,500	11,500,000	4,537,500
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.07	$0.07

	For the Nine Months Ended September 30,
	2026		2025
Basic and diluted net income per ordinary share:	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Numerator:
Allocation of net income, basic and diluted	$1,028,526	$590,164	$2,167,681	$856,058
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,907,873	4,537,500	11,489,011	4,537,225
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.19	$0.19

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated equity. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Ordinary Shares subject to possible redemption	Shares	Amount
Balance – December 31, 2025	11,500,000	$120,509,940
Plus:
Remeasurement of carrying value to redemption value	—	1,070,686

Balance – March 31, 2026	11,500,000	121,580,626
Less:
Redemptions	(9,339,529)	(99,492,433)
Plus:
Remeasurement of carrying value to redemption value	—	1,055,027

Balance – June 30, 2026	2,160,471	23,143,220
Plus:
Remeasurement of carrying value to redemption value	—	394,403

Balance – September 30, 2026	2,160,471	$23,537,623

Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Liquidity, Capital Resources and Going Concern
As of September 30, 2026, the Company had $37 in cash and working capital deficit of $690,731.
The Company has until November 23, 2026 (or until March 23, 2027 if all remaining Monthly Extensions are exercised) to consummate the initial Business Combination. If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2027.
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
SEPTEMBER 30, 2026
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
SEPTEMBER 30, 2026
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
Administration Fee
Commencing on December 19, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company entered into an agreement with the Sponsor to pay the Sponsor or an affiliate thereof a total of $10,000 per month for office space, administrative and support services. The Company will cease payments upon the completion of a Business Combination or a liquidation event. For the three and nine months ended September 30, 2026, the Company recognized $30,000 and $90,000 in administrative fees, respectively. For the three and nine months ended September 30, 2025, the Company recognized $30,000 and $92,667 in administrative fees, respectively. As of September 30, 2026 and December 31, 2025, $60,000 and $0 had been accrued and remained unpaid under this agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
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
The Working Capital Note is accounted for as debt under ASC470-10. The
Comp
any
did not elect the fair value option, and the embedded features do not require bifurcation. Accordingly, the Working Capital Note is initially recorded at par, representing the proceeds received. As of September 30, 2026, $230,000 was outstanding under the Working Capital Note.
On June 18, 2026, the Company issued an unsecured promissory note (the “Extension Note”) in the principal amount of up to $540,000 to its Sponsor, to be drawn down in connection with the Extension Contributions. The Extension Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial business combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable. As of September 30, 2026, $240,000 was drawn down under the Extension Note and deposited into the Trust Account.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Consulting Agreement
On June 1, 2025, the Company entered into a Consulting Agreement with Kujo Capital, LLC, a Wyoming limited liability company (“Consultant”) pursuant to which Kujo Capital, LLC agrees to make available the services of Mr. Andrew Kucharchuk as Chief Financial Officer of the Company on a consultancy basis. The agreement was originally effective through December 31, 2025, and was subsequently extended for an additional 12 months, during which the Consultant is entitled to a monthly fee of $7,500. For the three and nine months ended September 30, 2026, the Company incurred and paid $22,500 and $67,500, in consulting fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $22,500 and $30,000 in consulting fees, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, EBC founder shares, Private Placement Units and any Units that may be issued upon conversion of working capital loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, so that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
SEPTEMBER 30, 2026
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
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares —The Company is authorized to issue 100,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Ordinary Shares —The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of September 30, 2026 and December 31, 2025, there were 4,537,500 ordinary shares issued and outstanding, excluding 2,160,471 and 11,500,000 shares subject to redemption, respectively. As of September 30, 2026 and December 31, 2025, shares outstanding includes (i) 3,833,333 Founder Shares, (ii) 266,667 EBC Founder Shares, and (iii) 400,000 Private Placement Shares issued at the closing of the Initial Public Offering and 37,500 Private Placement Shares issued at the closing of the over-allotment option on January 3, 2025. Upon the underwriters’ exercise of their over-allotment option in full, no shares were subject to forfeiture related to the over-allotment option.
Rights —Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
NOTE 8 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

RANGE CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Investments held in Trust Account	1	$23,537,623	$120,509,940
As of September 30, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
As of September 30, 2026 and December 31, 2025, the Company had not commenced any operations. All activity for the nine months ended September 30, 2026 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operational costs	$175,109	$166,641	$661,426	$647,880
Interest earned on investments held in Trust Account	$214,403	$1,243,051	$2,280,116	$3,672,065
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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than disclosed in the Notes.
Subsequent to September 30, 2026, $60,000 was drawn down under the Extension Note and deposited into the Trust Account, which extended the date by which we must consummate a Business Combination to November 23, 2026.
On November 10, 2026, the Staff granted the Company an extension to regain compliance with the Minimum Total Holders Requirement, pursuant to which the Company must demonstrate compliance on or before March 10, 2027. See Note 1 for additional information.

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

In connection with the vote to approve the Amendment, holders of 9,339,529 ordinary shares exercised their right to redeem their ordinary shares for cash at a redemption price of approximately $10.65 per share, for an aggregate redemption amount of approximately $99,492,433. As a result, approximately $23,015,135 remained in the Trust Account and 2,160,471 ordinary shares remain outstanding immediately after the Meeting.

Working Capital Note and Extension Note

On April 14, 2026, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of up to $1,500,000 to Range Capital Holdings, LLC (the “Payee”), an affiliate of the Sponsor and a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Working Capital Note does not bear interest, and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Payee has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Working Capital Note into that number of units (“Working Capital Units”) equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00, rounded up to the nearest whole number. The terms of the Working Capital Units, if any, would be identical to the terms of the private placement units issued by the Company at the time of its Initial Public Offering, as described in the prospectus for the Initial Public Offering dated December 19, 2024 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Working Capital Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2026, $230,000 was outstanding under the Working Capital Note.

On June 18, 2026, the Company issued another unsecured promissory note (the “Extension Note”) in the principal amount of up to $540,000 to its Sponsor, to be drawn down in connection with the Extension Contributions. The Extension Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial business combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable. As of September 30, 2026, $240,000 was drawn down under the Extension Note and deposited into the Trust Account in connection with four Monthly Extensions, which extended the date by which we must consummate a Business Combination to October 23, 2026. Subsequently, $60,000 was drawn down under the Extension Note and deposited into the Trust Account, which extended the date by which we must consummate a Business Combination to November 23, 2026.

The Notice

On September 11, 2026, the Company received a written notice (the “Notice”) from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 Total Holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Requirement”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Total Holders Requirement. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Requirement. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

On November 10, 2026, the Staff notified the Company that, based on its further review and the materials submitted by the Company on October 21, 2026 and November 6, 2026, the Staff had determined to grant the Company an extension to regain compliance with the Minimum Total Holders Requirement. Under the terms of the extension, on or before March 10, 2027, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, that demonstrates that its ordinary shares have a minimum of 400 Total Holders. In the event the Company does not satisfy the terms of the extension, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that the Company will regain compliance with the Minimum Total Holders Requirement on or before March 10, 2027.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 24, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended September 30, 2026, we had net income of $39,294, which consisted of interest earned on investments held in Trust Account of $214,403, offset by operational costs of $175,109.

For the nine months ended September 30, 2026, we had net income of $1,618,690, which consisted of interest earned on investments held in Trust Account of $2,280,116, offset by operational costs of $661,426.

For the three months ended September 30, 2025, we had net income of $1,076,410, which consisted of interest earned on marketable securities held in Trust Account of $1,243,051, offset by operational costs of $166,641.

For the nine months ended September 30, 2025, we had net income of $3,023,739, which consisted of interest earned on marketable securities held in Trust Account of $3,672,065, offset by operational costs of $647,880 and change on over-allotment liability of $446.

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

For the nine months ended September 30, 2026, cash used in operating activities was $468,285. Net income of $1,618,690 was affected by interest earned on investments held in the Trust Account of $2,280,116. Changes in operating assets and liabilities provided $193,141 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $481,583. Net income of $3,023,739 was affected by interest earned on investments held in the Trust Account of $3,672,065 and change in fair value of over-allotment liability of $446. Changes in operating assets and liabilities provided $166,297 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $23,537,623. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $37.

On April 14, 2026, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of up to $1,500,000 to Range Capital Holdings, LLC (the “Payee”), an affiliate of the Sponsor and a significant shareholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Working Capital Note does not bear interest, and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Payee has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Working Capital Note into that number of units (“Working Capital Units”) equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00, rounded up to the nearest whole number. The terms of the Working Capital Units, if any, would be identical to the terms of the private placement units issued by the Company at the time of its Initial Public Offering, as described in the prospectus for the Initial Public Offering dated December 19, 2024 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Working Capital Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2026, $230,000 was outstanding under the Working Capital Note.

On June 18, 2026, the Company issued an unsecured promissory note (the “Extension Note”) in the principal amount of up to $540,000 to its Sponsor, to be drawn down in connection with the Extension Contributions. The Extension Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial business combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The Extension Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Extension Note and all other sums payable with regard to the Extension Note becoming immediately due and payable. As of September 30, 2026, $240,000 was drawn down under the Extension Note and deposited into the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting due to the lack of controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete.

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
Extraordinary General Meeting and Redemptions of Public Shares
On June 18, 2026, the Company held the “Meeting where the shareholders agreed, by way of special resolution, to adopt the Amendment. Under the Amendment, the Company may extend the deadline by which it must consummate an initial Business Combination on a monthly basis for up to nine times until March 23, 2027 (up to 27 months from the closing of the Initial Public Offering), provided that the Sponsor or its affiliate or permitted designees will deposit into the Trust Account an amount equal to the lesser of (x) $0.03 per each Public Share outstanding following any redemptions of Public Shares effected in connection with the Meeting or (y) $60,000 for each Monthly Extension, in exchange for anon-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the vote to approve the Amendment, holders of 9,339,529 ordinary shares exercised their right to redeem their ordinary shares for cash at a redemption price of approximately $10.65 per share, for an aggregate redemption amount of approximately $99,492,433. As a result, approximately $23,015,135 remained in the Trust Account and 2,160,471 ordinary shares remain outstanding immediately after the Meeting.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarterly period ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement”
or “non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2026 and incorporated by reference herein).

10.1	Promissory Note issued by Range Capital Acquisition Corp. in favor of Range Capital Acquisition Sponsor, LLC, dated April 14, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026 and incorporated by reference herein).

10.2	Promissory Note issued by Range Capital Acquisition Corp. in favor of Range Capital Acquisition Sponsor, LLC, dated June 18, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2026 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE CAPITAL ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Al Kucharchuk
	Name:	Al Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)